Form 10-Q
period 2022-05-31
Evergreen Corp
filed 2022-06-24
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of June 24, 2022, there were 12,032,500 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Evergreen Corporation

BALANCE SHEETs

	May 31, 2022 (unaudited)	November 30, 2021 (audited)
ASSETS
Current Assets
Cash	$486,228	$-
Prepaid expenses	151,669	-
Deferred offering costs	-	105,995
Total Current Assets	$637,897	$105,995

Cash and Marketable Securities held in trust account	116,814,846	-

Total Assets	$117,452,743	$105,995

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,000	$4,860
Accrued expenses	15,424	-
Promissory note – related party	-	105,995
Total Current Liabilities	35,424	110,855

Deferred underwriter commission	4,025,000	-

Total Liabilities	4,060,424	110,855

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.15 per share)	116,725,000	-
Shareholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at May 31, 2022, and 479,000,000 shares authorized; none issued and outstanding at November 30, 2021	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at May 31, 2022, and November 30, 2021	288	288
Additional paid-in capital	-	24,712
Subscription receivable	-	(25,000)
Accumulated deficit	(3,333,022)	(4,860)
Total Shareholders’ Equity (Deficit)	(3,332,681)	(4,860)
Total Liabilities and Shareholders’ Equity (Deficit)	$117,452,743	$105,995

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

May 31, 2022

(UNAUDITED)

	For the Three Months Ended May 31, 2022	For the Six Months Ended May 31, 2022

Formation and operating costs	$(156,788)	$(209,781)
Loss from Operations	(156,788)	(209,781)

Other Income
Interest earned on marketable securities held in trust account	89,574	89,847
Net Loss	$(67,214)	$(119,934)

Weighted average shares outstanding of Class A ordinary shares	12,032,500	7,353,194
Basic and diluted net loss per ordinary share	$(0.00)	$(0.01)
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MAY 31, 2022

(UNAUDITED)

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,860)	$(25,000)	$(4,860)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,807,887)	-	-	(2,807,887)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,208,228	(3,208,228)	-	-
Net Loss	-	-	-	-	-	(52,720)	-	(52,720)
Balance – February 28, 2022	532,500	$53	2,875,000	$288	$-	$(3,265,808)	$-	$(3,265,467)
Net Loss	-	-	-	-	-	(67,214)	-	(67,214)
Balance – May 31, 2022	532,500	$53	2,875,000	$288	$-	$(3,333,022)	$-	$(3,332,681)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(119,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(89,847)
Changes in operating assets and liabilities:
Prepaid expenses	(151,669)
Accounts payable	15,140
Accrued expenses	15,424
Net cash used in operating activities	(330,886)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,724,999)
Net cash used in investing activities	(116,724,999)

Cash flows from financing activities:
Collection of subscription receivable	25,000
Proceeds from sale of Units, net of IPO costs	112,366,519
Proceeds from sale of private placement units	5,325,000
Repayment of promissory note – related party	(174,406)
Net cash provided by financing activities	117,542,113

Net change in cash	486,229
Cash at the beginning of the period
Cash at the end of the period	$486,229

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$116,725,000
Deferred offering costs paid for by Promissory note – related party	$68,411

The accompanying notes are an integral part of these unaudited financial statements

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

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

As of May 31, 2022, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through May 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

May 31, 2022

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

May 31, 2022

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

May 31, 2022

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

May 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $486,228 in cash and no cash equivalents as of May 31, 2022 ($nil as of November 30, 2021).

Marketable Securities Held in Trust Account

At May 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

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

As of May 31, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On May 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended May 31, 2022	Six Months Ended May 31, 2022
Class A ordinary shares
Numerator: net loss allocable to redeemable Class A ordinary shares	$(36,977)	$(60,698)

Denominator: weighted average number of Class A ordinary shares	12,032,500	7,353,194
Basic and diluted net loss per redeemable Class A ordinary share	$(0.00)	$(0.01)

Class B ordinary shares
Numerator: net loss allocable to Class B ordinary shares	$(30,237)	$(58,966)
Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.02)

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

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

Note 5 — Related Party Transactions

Founder Shares

On November 22, 2021, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

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

May 31, 2022

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

During the period ended May 31, 2022, deferred offering costs paid for by the Promissory Note amounted to $68,411. On February 14, 2022, the outstanding balance owed under the Promissory Note (being $174,406) was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2022, $20,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2022

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of May 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of May 31, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of May 31, 2022 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month period ended May 31, 2022, we had a net loss of $67,214, which consists of formation and operating costs of $156,788, and interest earned on marketable securities held in trust account of $89,574. For the six-month period ended May 31, 2022, we had a net loss of $119,934, which consists of formation and operating costs of $209,781, and interest earned on marketable securities held in trust account of $89,847.

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

For the six-month period ended May 31, 2022, cash used in operating activities was $330,886

As of May 31, 2022, we had investments of $116,814,846 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended May 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2022, we had cash of $486,228 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended May 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVERGREEN CORPORATION

Dated: June 24, 2022	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: June 24, 2022	/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

