Form 10-K
period 2022-11-30
Evergreen Corp
filed 2023-03-03
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41271

EVERGREEN CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 1.02, Level 1,

Glo Damansara, 699,

Jalan Damansara,

Taman Tun Dr Ismail,

60000 Kuala Lumpur,

Malaysia

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 786-406-6082

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant	EVGRU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	EVGR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share	EVGRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 31, 2022, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $115,115,000.

As of March 3, 2023, there were 12,032,500 Class A ordinary shares, par value $0.0001, and 2,875,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVERGREEN CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2022

CERTAIN TERMS

References to “the Company,” “EVGR,” “our,” “us” or “we” refer to Evergreen Corporation, a blank check company incorporated in the Cayman Islands on October 21, 2021. References to our “Sponsor” refer to Evergreen LLC, a Cayman Islands limited liability company. References to our “IPO” refer to the initial public offering of Evergreen Corporation, which closed on February 11, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1. BUSINESS

Overview

EVGR was incorporated as a blank check company on October 21, 2021, under the laws of the Cayman Islands, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

EVGR’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by July 20, 2023.

Offering Proceeds Held in Trust

On February 11, 2022, EVGR consummated the IPO of 10,000,000 units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, EVGR consummated the private sale of an aggregate of 480,000 units to the Sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to EVGR in the amount of $4,800,000.

On February 11, 2022, the underwriters purchased an additional 1,500,000 units pursuant to the exercise of the underwriters’ over-allotment option. The over-allotment option units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to EVGR of $15,000,000. Also, in connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 52,500 private placement units at a purchase price of $10.00 per unit.

Following the closing of the IPO on February 11, 2022, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by EVGR meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by EVGR, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the trust account. As of the date of this proxy statement, funds in the trust account totaled approximately US$120 million.

On February 7, 2023, EVGR issued an unsecured promissory note to its Sponsor, in the amount of US$1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if EVGR has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended).

As of February 28, 2023, we had approximately US$131,284 of unused net proceeds that were not deposited into the trust fund to pay future general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest.

EVGR Units, Public Shares, and EVGR Warrants are each quoted on Nasdaq, under the symbols “EVGRU,” “EVGR,” and “EVGRW,” respectively. Each of EVGR Units consist of one ordinary share and one redeemable warrant. EVGR Units commenced trading on February 9, 2022. Public Shares and EVGR Warrants commenced trading on April 1, 2022.

Redemption Rights

Pursuant to EVGR’s amended and restated memorandum and articles of association, EVGR shareholders (except the initial shareholders and the officers and directors of EVGR) will be entitled to redeem their Public Shares for a pro rata share of the trust account (currently anticipated to be approximately US$10.27 per ordinary share for shareholders) net of taxes payable.

EVGR’s initial shareholders do not have redemption rights with respect to any EVGR Shares owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such ordinary shares if appraisal rights would be available to them).

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by May 11, 2023 (or August 11, 2023, if further extended), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of EVGR’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account under the Cayman Companies Act will be treated as share premium which is distributable under the Cayman Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our Sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the Insider Shares and Private Placement Units and to vote their Insider Shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately US$10.27.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Evergreen LLC, our Sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that the Sponsor will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than US$10.15 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least US$10.15 per share.

Facilities and Headquarters

We maintain our principal executive offices at 15-04, The Pinnacle, Persiaran Lagoon, Bandar Sunway, Petaling Jaya, Selangor, Malaysia and our telephone number is +1 786 406 6082. The cost for this space is provided to us by Evergreen LLC, as part of the US$10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We expected our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). Accordingly, as management has located a suitable target business to acquire, they are presently spending more time negotiating and processing the Business Combination than they were previously in locating and investigating target businesses. We do not intend to have any full-time employees prior to the consummation of the Business Combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on February 10, 2022.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of November 30, 2022, the Company had $301,228 in cash held outside of the Trust Account and a working capital surplus of $391,748. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 15-04, The Pinnacle, Persiaran Lagoon, Bandar Sunway, Petaling Jaya, Selangor, Malaysia and our telephone number is +1 786 406 6082. The cost for this space is provided to us by Evergreen LLC, as part of the US$10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “EVGRU” on or about February 9, 2022, and the Class A ordinary shares and warrants began separate trading on Nasdaq under the symbols “EVGR” and “EVGRW,” respectively, on or about April 1, 2022.

Holders of Record

As of November 30, 2022, there were 12,032,500 Class A ordinary shares issued and outstanding held by approximately 1 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2022, we had a net income of $906,058, which consists of formation and operating costs of $420,505, and interest earned on investments held of $1,326,563. For the period from October 21, 2021 (inception) through November 30, 2021, we had a net loss of $4,860, which consists of formation and operating costs of $4,860.

Liquidity, Capital Resources and Going Concern Consideration

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

For the year ended November 30, 2022, cash used in operating activities was $515,885.

As of November 30, 2022, we had investments of $118,051,563 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended November 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2022, we had cash of $301,228 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. For the year ended November 30, 2022, $100,000 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from October 21, 2021 (inception) through November 30, 2021.

Registration Rights

The Class A ordinary shares issuable upon conversion of the founder shares, placement units (including securities contained therein), units (including securities contained therein) that may be issued upon conversion of working capital loans, any Class A ordinary shares issuable upon the exercise of the placement warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the working capital loans and Class A ordinary shares issuable upon conversion of the founder shares will be entitled to registration are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On February 11, 2022, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $2,300,000 in the aggregate at the closing of the Initial Public Offering, and the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Liew Choon Lian	65	Chairman of the Board and Chief Executive Officer
Izmet Iskandar Bin Mohd Ramli	52	Chief Financial Officer
Lim Wai Loong (Alan)	58	Independent Director
Dr. Mohamad Zabidi Bin Ahmad	60	Independent Director
Alberto Coronado Santos	42	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Our management team is led by Liew Choon Lian, our Chief Executive Officer and Chairman of the Board, and Izmet Iskandar Bin Mohd Ramli, our Chief Financial Officer.

Liew Choon Lian, Chief Executive Officer and Chairman of the Board

Mr. Liew has been our Chief Executive Officer and a director of the Company since inception. Since 2000, Mr. Liew has been the Chief Executive Officer of the MDT Group of Companies, which he founded in August, 2000. Mr. Liew has led MDT Innovations (MDTi) to an indicative valuation of over SGD268 million (approximately US$195 Million) according to a valuation report prepared by a multinational bank, commissioned by, and for the internal purposes of, MDTi. Under his leadership, in 2011, MDTi was ranked 12th, the highest ranking to achieved by an ASEAN company at the time, in Deloitte’s Fast 500 Asia Pacific, which is a technology awards program of Asia Pacific’s fastest-growing technology companies. Between 2006 and 2013, the company won 13 Asia Pacific ICT awards, including two Prime Minister’s Best of the Best awards in 2007 and 2013, Red Herring Asia 100 Award in 2008, and Red Herring Global 100 Award in 2009. In 2015, Mr. Liew was awarded the EY Entrepreneur of the Year in Technology Category. In 2016, MDT was chosen by IoT Business Platform Asia to be among the top 5 vendors behind Microsoft, IBM, Google MDT, and Cisco. In 2014, 2015, 2016, 2017 and 2018, MDT was chosen the Best Brand Asia and Best Employer Awards. Mr. Liew is the Director of Track & Trace Inc, who provide the local service and support in IoT solutions to clients in Taiwan and Hong Kong. From 1993 to 1999, Mr. Liew served as General Manager of Worldwide Operation at Matsushita Electric Co; Ltd, which is now known as Panasonic Corporation. Prior to his tenure at Matsushita Electric Co; Ltd, from 1989 to 1993, Mr. Lewis was an analyst and strategic consultant at Fuji-Keizai USA where he served such corporations as NTT, Panasonic, and NEC in New York, San Jose and Tokyo. Since 2010, Mr. Liew has served as member of the Local Advisory Panel to MOSTI and MDEC, providing input on enhancing Malaysia’s national ICT competitiveness. Mr. Liew graduated with honors from Malaysia’s prestigious Royal Military College in 1980 and obtain a Bachelor’s Degree of Computer Science from University of Dubugue in 1981-1984 and a Master’s Degree of Computer Science from Monmouth University in 1986-1988.

Izmet Iskandar Bin Mohd Ramli, Chief Financial Officer and Director

Mr. Iskandar has been our Chief Financial Officer since January 2022 and has been a member of our board of directors since February 8, 2022. Mr. Iskandar has been a director of Fine Today Malaysia and Ntech Capital Management since July 2021, advising the companies on operational setup, business development, fundraising and mergers & acquisitions.

Since November 2019, Mr. Iskandar has been a Partner of YCP Solidiance, the global consulting arm of YCP Holdings (Global), which recently listed on the Tokyo Stock Exchange in December 2021, as a key member of the mergers & acquisitions origination team facilitating deals with strategic and financial investors mainly from Japan and Southeast Asia. Mr. Iskandar has also been serving as a director of cfSolutions which is a corporate finance advisory firm licensed by the Securities Commission of Malaysia, since March 2007, advising the company on projects including company valuations, debt financing, equity fundraising, and initial public offering (IPO) listings. Mr. Iskandar has been a director of Flagship Strategies since December 2014 and was active from December 2016 to November 2019 advising clients on debt financing, equity funding, government grants, business development and mergers & acquisitions. Mr. Iskandar served as a director of Metropolitan Corridor from September 2014 to December 2016, which is a scholar management company, where he advised on operational setup and business development. He gained experience as an associate director of TERAJU, from September 2011 to April 2014, a strategic entrepreneurship unit, as a pioneer member of the team facilitating debt and grant funding for member companies working with banks and company founders.

Mr. Iskandar served as the Chief Financial Officer of Firium Solutions Malaysia from April 2008 to August 2011, a software development company, where he managed all financial matters including securing debt financing, banking relationships, and optimization of the core teams’ operational expenses. Mr. Iskandar has served as director of Firium Solutions Malaysia from April 2008 to present. He also served as the director of Corporate Finance and Chief Financial Officer of Persoft Systems from June 2005 to March 2008, where he managed all financial matters including a rated commercial paper private debt program. Mr. Iskandar’s experience in conventional and Islamic financing was enhanced by his tenure at RHB Capital, from August 2004 to January 2005, where he served as a Senior Executive of Group Finance. He started his career as an auditor with Arthur Andersen from November 2000 to July 2002 and Ernst & Young from August 2002 to May 2004, where his focus was on the financial services industry in fund management, insurance, and banking. Mr. Iskandar has been a member of the Corporate Finance Faculty under the Institute of Chartered Accountants in England & Wales (ICAEW) since January 2007 and earned his Bachelor of Science degree in Accounting & Finance from the University of Southampton, United Kingdom, in June 2000.

Lim Wai Loong, Independent Director

Mr. Lim is one of our independent directors. Since January 2018, Mr. Lim has been a founder and CEO (Executive Director) in P10 Holdings Sdn Bhd. P10 is an advanced TVM (Time Value of Money) Fintech (Financial Technology) and Insuretech (Insurance Technology) Company in Malaysia. Mr.Lim is currently leading a team invested into R&D to innovate smart financial automation for the financial services and businesses in the ASEAN region.

Since January 2018, Mr Lim served as a non-executive director of Superlon Holdings Bhd (“Superlon”). Superlon is a global Nitrile Butadiene Rubber (NBR) insulation manufacturer for the heating, ventilation, air conditioning and refrigeration industry.

Since June 2008, Mr Lim has been a founder and Principal Consultant of QAS The Talent House (formerly QAS), a financial planning company and was responsible for designing and formulating various advisory methodologies for the financial planning industry in the ASEAN region, such as Singapore and Malaysia. Mr Lim has been involved in delivering more than 200 corporate social responsibility projects since 2008.

Mr. Lim obtained his Advanced Diploma in Mechanical and Manufacturing Engineering from Tarc College, Malaysia in 2000 and his Master of Science in Manufacturing Systems Engineering from University of Warwick, UK in 2002.

Mohamad Zabidi Bin Ahmad, Independent Director

Dr. Ahmad is one of our independent directors. Since November 2021, Dr. Ahmad has served as Non-Executive Chairman of Notes MS Sdn Bhd, a financial technology company.

Since October 2021, Dr. Ahmad has served on the board of directors of BIMB Investment, which is a BIMB Investment company and is a member of the board’s Audit, Risk and Remuneration committee.

Since June 2021, Dr. Ahmad has been an adjunct professor and on the board of studies at Perdana University.

Since April 2021, Dr. Ahmad has been a board investment committee member of IAIS Malaysia, a research institute focused on the Concept of Islam and Civilizational Renewal and makes policy recommendation to government.

Since August 2021, Dr. Ahmad has served as Senior Strategic Advisor & Senior Representative at DDCapital Ltd., a financial technology solution provider.

Since January 2021, Dr. Ahmad has served as Non-Executive Chairman of Tenang Solution SB, an investment & IT consulting company, where he oversees the activities of the company’s board of directors.

From May 2021 to October 2021, Dr. Ahmad served as a Senior Financial Market Advisor at Green Packet Malaysia, a technology company.

From February 2021 to April 2021, Dr. Ahmad served as Group Business & Financial Advisor at WGI SB, a glove manufacturing company.

From August 1982 to December 2020, Dr. Ahmad served in roles of increasing responsibility at CIMB Group, a Malaysian universal bank headquartered in Kuala Lumpur and operating in high growth economies in ASEAN, culminating as Senior Managing Director from 2016 to December 2020. Dr. Ahmad’s responsibilities included managing approximately US$27.7 billion of assets under his portfolio as Regional Treasurer. He also served as Chairman of the Investment Committee and as a committee member in the Group Management Committee, the Treasury & Market Committee and the Group Wholesales Banking Committee during his tenure at CIMB Group.

Dr. Ahmad is a Chartered Accountant and member of the Malaysian Institute of Accountants since June 2001. Dr. Ahmad obtained his Doctor of Business Administration from University Utara Malaysia in April 2021 and his Bachelor of Accountancy with Honors from University Technology Mara in October 1996.

Alberto Coronado Santos, Independent Director

Mr. Coronado is one of our independent directors. Mr. Coronado is currently serving as a traffic acquisition director (head of publishers/affiliates) at Xelder Media BV, where he has served since February 2021. Xelder Media is a performance digital agency specialized on serving sales, lead generation and data to a big range of global advertisers on different categories. From March 2019 to May 2021, Mr. Coronado served as the head of publishers/affiliates at the Spanish affiliate network TORO Advertising, which is part of Exogroup. Prior to joining TORO Advertising, from November 2014 to December 2018, Mr. Coronado served as the General Manager of Global Digital Marketing Group, China, where he was responsible for opening the Chinese office in Shanghai. Mr. Santos obtained his Bachelor of Marketing Management (Hons) from Cardiff Metropolitan University in 2010.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews EVGR’s accounting and financial reporting processes and the integrity of its financial statements; the audits of EVGR’s financial statements and the appointment, compensation, qualifications, independence and performance of EVGR’s independent auditors; EVGR’s compliance with legal and regulatory requirements; and the performance of EVGR’s internal audit function and internal control over financial reporting.

The members of the Audit Committee are Lim Wai Loong (Alan), Dr. Mohamad Zabidi Bin Ahmad and Alberto Coronado Santos, each of whom is an independent director under NASDAQ’s listing standards. Our board of directors has determined that each of Mohamad Zabidi Bin Ahmad, Lim Wai Loong and Alberto Coronado Santos meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mohamad Zabidi Bin Ahmad serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mohamad Zabidi Bin Ahmad qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The Compensation Committee reviews EVGR’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers EVGR’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of EVGR may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. EVGR’s executive officers do not play a role in suggesting their own salaries. Neither EVGR nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effect, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Lim Wai Loong (Alan), Dr. Mohamad Zabidi Bin Ahmad and Alberto Coronado Santos, each of whom is an independent director under NASDAQ’s listing standards. Lim Wai Loong serves as chairman of the compensation committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Lim Wai Loong (Alan), Dr. Mohamad Zabidi Bin Ahmad, and Alberto Coronado Santos. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on February 8, 2022, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2023 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 22, 2022, we had (i) 11,500,000 publicly-held Class A ordinary shares issued and outstanding, (ii) 532,500 Class A ordinary shares underlying the Placement Private Units, and (iii) 2,875,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 22, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Evergreen LLC (Our Sponsor)	3,407,500	(2)	22.86%
Liew Choon Lian (1)(2)	3,407,500	(3)	22.86%
Izmet Iskandar Bin Mohd Ramli	—		—
Lim Wai Loong (Alan)	—		—
Alberto Coronado Santos	—		—
Dr. Mohamad Zabidi Bin Ahmad	—		—
All officers and directors as a group
(5 individuals)	3,407,500		22.86%
Glazer Capital, LLC (3)	1,030,491		8.56%
Saba Capital Management, L.P. (4)	932,416		7.8%
Shaolin Capital Management LLC (5)	672,828		5.59%
Hudson Bay Capital Management LP(6)	990,000		8.23%

*	Less than one percent.

(1)	Evergreen LLC, our sponsor, is the record holder of the securities reported herein. Mr. Liew, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Liew disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at 15-04, The Pinnacle, Persiaran Lagoon, Bandar Sunway, Petaling Jaya, Selangor, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares and shares underlying the Placement Private Units. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on a Schedule 13G filed February 14, 2023. Paul J. Glazer is the Managing Member of Glazer Capital, LLC, and may deemed to have shared voting power over these shares. The address of the business office of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)	Based on a Schedule 13G/A filed February 14, 2023. The address of the business office of the holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based on a Schedule 13G filed on February 14, 2023. The address of the holder is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(6)	Based on a Schedule 13G filed on February 8, 2023. The address of the holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 22, 2021, the Sponsor paid an aggregate of $25,000, or approximately $0.009 per unit, for the purchase of 2,875,000 Founder Shares, par value $0.0001. The number of Insider Shares issued was determined based on the expectation that such Insider Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The Insider Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On February 11, 2022, the Sponsor purchased 532,500 placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the IPO. There are no redemption rights or liquidating distributions from the trust account with respect to the Insider Shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 12-month period (or 18 months, if extended).

Commencing on February 8, 2022, we agreed to pay to Evergreen LLC, the Sponsor, $10,000 per month for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Extensions Loan

On February 7, 2023, EVGR issued a note to the Sponsor in the amount of US$1,150,000, pursuant to which such amount had been deposited into the trust account in order to extend the amount of available time to consummate a business combination until May 11, 2023. The Note is non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional EVGR Units, which are the same as the Private Placement Units, at a price of US$10.00 per unit.

Related Party Policy

Our board of directors has adopted an audit committee charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee, present at a meeting at which a quorum is present, will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Except as provided herein, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to the Sponsor, officers or directors or any affiliate of the Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to the Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses;

●	Payment to Evergreen LLC, the Sponsor, of $10,000 per month, for up to 12 months (subject to a six-month extension), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021, fees for our independent registered public accounting firm were approximately $42,500 and $45,000, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our November 30, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

	(1)	Financial Statements:

	(2)	Financial Statement Schedules:

None.

(3)	Exhibits

EVERGREEN CORPORATION

INDEX TO FINANCIAL STATEMENT

Report of Independent Registered Public Accounting Firm (PCAOB ID #206)	F-1
Financial Statements:
Balance Sheet as of November 30, 2022 and November 30, 2021	F-2
Statements of Operations for the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021	F-3
Statements of Changes in Stockholders’ Deficit for the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021	F-4
Statements of Cash Flows for the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021	F-5
Notes to the Financial Statements	F-6 – F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evergreen Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evergreen Corporation (the “Company”) as of November 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2022 and for the period from October 21, 2021 (inception) through November 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended November 30, 2022 and the period from October 21, 2021 (inception) through November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

February 28, 2023

Evergreen Corporation

BALANCE SHEETs

	November 30, 2022	November 30, 2021
ASSETS
Current Assets
Cash	$301,228	$-
Prepaid expenses	111,669	-
Deferred offering costs	-	105,995
Total Current Assets	$412,897	$105,995

Cash and Marketable Securities held in trust account	118,051,563	-

Total Assets	$118,464,460	$105,995

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,649	$4,860
Accrued expenses	7,500	-
Promissory note – related party	-	105,995
Total Current Liabilities	21,149	110,855

Deferred underwriter commission	4,025,000	-

Total Liabilities	4,046,149	110,855

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.27 per share)	118,051,563	-
Shareholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at November 30, 2022, and none issued and outstanding at November 30, 2021	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at November 30, 2022, and November 30, 2021	288	288
Additional paid-in capital	-	24,712
Subscription receivable	-	(25,000)
Accumulated deficit	(3,633,593)	(4,860)
Total Shareholders’ Equity (Deficit)	(3,633,252)	(4,860)
Total Liabilities and Shareholders’ Equity (Deficit)	$118,464,460	$105,995

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

November 30, 2022

	Year Ended November 30, 2022	For the period from October 21, 2021 (inception) through November 30, 2021

Formation and operating costs	$(420,505)	$(4,860)
Loss from Operations	(420,505)	(4,860)

Other Income
Interest earned on marketable securities held in trust account	1,326,563	-
Net Income (Loss)	$906,058	$(4,860)

Weighted average shares outstanding of Class A ordinary shares	9,712,813	-
Basic and diluted net income per ordinary share	$0.07	$-
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.00)

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit

Balance – October 21, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor for subscription receivable	-	-	2,875,000	288	24,712	-	(25,000)	-
Net Loss	-	-	-	-	-	(4,860)	-	(4,860)
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,860)	$(25,000)	$(4,860)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,807,887)	-	-	(2,807,887)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,208,228	(3,208,228)	-	-
Net Income	-	-	-	-	-	906,058	-	906,058
Re-measurement for common stock to redemption amount	-	-	-	-	-	(1,326,563)	-	(1,326,563)
Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$-	$(3,633,252)

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

	Year Ended November 30, 2022	For the period from October 21, 2021 (inception) through November 30, 2021
Cash flows from operating activities:
Net income	$906,058	$(4,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,326,563)	-
Changes in operating assets and liabilities:
Prepaid expenses	(111,669)	-
Accounts payable	8,789	4,860
Accrued expenses	7,500	-
Net cash used in operating activities	(515,885)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)	-
Net cash used in investing activities	(116,725,000)	-

Cash flows from financing activities:
Collection of subscription receivable	25,000	-
Proceeds from sale of Units, net of IPO costs	112,366,519	-
Proceeds from sale of private placement units	5,325,000	-
Repayment of promissory note – related party	(174,406)	-
Net cash provided by financing activities	117,542,113	-

Net change in cash	301,228	-
Cash at the beginning of the period	-
Cash at the end of the period	$301,228	-

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$4,025,000	$-
Initial Classification of Class A ordinary shares subject to redemption	$118,051,563	$-
Deferred offering costs paid for by Promissory note – related party	$68,411	$105,995
Issuance of Class B ordinary shares to Sponsor for subscription receivable	$-	$25,000

The accompanying notes are an integral part of these financial statements

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

As of November 30, 2022, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through November 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

November 30, 2022

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

November 30, 2022

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

November 30, 2022

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

November 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $301,228 in cash and no cash equivalents as of November 30, 2022 ($nil as of November 30, 2021).

Marketable Securities Held in Trust Account

At November 30, 2022, substantially all of the assets held in the Trust Account were held in money market.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

As of November 30, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On November 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Share

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	Year Ended November 30, 2022	For the period from October 21, 2021 (inception) through November 30, 2021
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$699,108	$-

Denominator: weighted average number of Class A ordinary shares	9,712,183	-
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$-

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$206,950	$(4,860)
Denominator: weighted average number of Class B ordinary shares	2,875,000	2,500,000
Basic and diluted net income per Class B ordinary share	$0.07	$(0.00)

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

November 30, 2022

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

November 30, 2022

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

During the year ended November 30, 2022, deferred offering costs paid for by the Promissory Note amounted to $68,411. On February 14, 2022, the outstanding balance owed under the Promissory Note (being $174,406) was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2022, $100,000 had been paid and none had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate (or $2,300,000 in the aggregate if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. The underwriters agreed to reimburse us for expenses incurred by us in connection with the offering in an amount equal to $500,000, payable to us at the closing of the offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate (or $4,025,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On February 11, 2022, the underwriters purchased an additional 1,500,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $15,000,000.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2022 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our initial public offering.

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

Note 8 – Subsequent Events

On February 7, 2023, EVGR issued an unsecured promissory note to its Sponsor, in the amount of US$1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if EVGR has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended).

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of February 8, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.4	Warrant Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
4.5*	Description of Securities
10.1	Investment Management Trust Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.2	Registration Rights Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.4	Letter Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.5	Administrative Services Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.6	Indemnification Agreement, dated as February 8, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on February 14, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN CORPORATION
Dated: March 3, 2023
	By:	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liew Choon Lian	Chief Executive Officer and Chairman	March 3, 2023
Liew Choon Lian	(Principal Executive Officer)

/s/ Izmet Iskandar Bin Mohd Ramli	Chief Financial Officer and Director	March 3, 2023
Izmet Iskandar Bin Mohd Ramli	(Principal Accounting and Financial Officer)

/s/ Lim Wai Loong (Alan)	Director	March 3, 2023
Lim Wai Loong (Alan)

/s/ Alberto Coronado Santos	Director	March 3, 2023
Alberto Coronado Santos

/s/ Dr. Mohamad Zabidi Bin Ahmad	Director	March 3, 2023
Dr. Mohamad Zabidi Bin Ahmad

23