Form 10-Q
period 2023-02-28
Evergreen Corp
filed 2023-04-14
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 14, 2023, there were 12,032,500 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Evergreen Corporation

BALANCE SHEETs

(unaudited)

	February 28, 2023	November 30, 2022
ASSETS
Current Assets
Cash	$131,284	$301,228
Prepaid expenses	111,669	111,669
Deferred offering costs	-	-
Total Current Assets	$242,953	$412,897

Cash and Marketable Securities held in trust account	120,394,986	118,051,563

Total Assets	$120,637,939	$118,464,460

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,000	$13,649
Accrued expenses	7,500	7,500
Extension loan	1,150,000
Promissory note – related party	-	-
Total Current Liabilities	1,167,500	21,149

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	5,192,500	4,046,149

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.47 per share) as of February 28, 2023 and (at $10.27 per share) as of November 30, 2022	120,394,986	118,051,563
Shareholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at February 28, 2023 and November 30, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption), and none issued and outstanding at February 28, 2023 and November 30, 2022	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at February 28, 2023, and November 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(4,949,888)	(3,633,593)
Total Shareholders’ Deficit	(4,949,547)	(3,633,252)
Total Liabilities and Shareholders’ Deficit	$120,637,939	$118,464,460

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022

Formation and operating costs	$(166,295)	$(52,993)
Loss from Operations	(166,295)	(52,993)

Other Income
Interest earned on marketable securities held in trust account	1,193,423	273
Net Income (Loss)	$1,027,128	$(52,720)

Weighted average shares outstanding of Class A ordinary shares	12,032,500	2,272,806
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.01)
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022

AND

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Subscription	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,860)	$(25,000)	$(4,860)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,807,887)	-	-	(2,807,887)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,208,228	(3,208,228)	-	-
Net Loss	-	-	-	-	-	(52,720)	-	(52,720)
Balance – February 28, 2022	532,500	$53	2,875,000	$288	$-	$(3,265,808)	$-	$(3,265,467)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Net Income	-	-	-	-	-	1,027,128	1,027,128
Re-measurement for common stock to redemption amount						(1,193,243)	(1,193,243)
Additional amount deposited into trust ($0.1 per common stock subject to possible redemption)	-	-	-	-	-	(1,150,000)	(1,150,000)
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$-	$(4,949,888)	$(4,949,547)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022
Cash flows from operating activities:
Net income (loss)	$1,027,128		$(52,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,193,423)		(273)
Changes in operating assets and liabilities:
Prepaid expenses	-		(55,000)
Accounts payable	(6,149)		5,140
Accrued expenses	2,500		21,994
Net cash used in operating activities	(169,944)		(80,859)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,150,000)		(116,725,000)
Net cash used in investing activities	(1,150,000)		(116,725,000)

Cash flows from financing activities:
Proceeds from extension loan	1,150,000		-
Collection of subscription receivable	-		25,000
Proceeds from sale of Units, net of IPO costs	-		112,366,519
Proceeds from sale of private placement units	-		5,325,000
Repayment of promissory note – related party	-		(174,406)
Net cash provided by financing activities	1,150,000		117,542,113

Net change in cash	(169,944)		736,254
Cash at the beginning of the period	301,228		-
Cash at the end of the period	$131,284		736,254

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$1,193,423	$
Extension Funds attributable to Common Stock subject to redemption	$1,150,000	$
Deferred underwriting fee payable	$-		$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$-		$116,725,000
Deferred offering costs paid for by Promissory note – related party	$-		$68,411

The accompanying notes are an integral part of these unaudited financial statements

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

As of February 28, 2023, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through February 28, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $131,284 and $301,228 in cash as of February 23, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of February 23, 2023 or November 30, 2022.

Marketable Securities Held in Trust Account

At February 28, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in money market.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the income and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of February 28, 2023 and November 30, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On February 28, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations includes a presentation income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per shares, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended February 28, 2023	Three Months Ended February 28, 2022
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$829,040	$(23,124)

Denominator: weighted average number of Class A ordinary shares	12,032,500	2,272,806
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.07	$(0.01)

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$198,088	$(29,596)

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.01)

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 532,500 units (the “Private Placement Units”) to Evergreen LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $5,325,000 on February 11, 2022.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2023 and November 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Extension Loan

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

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 28, 2023 and November 30, 2022, $130,000 and $100,000, respectively, had been paid and none had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement.

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 28, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of February 28, 2023 and November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of February 28, 2023 and November 30, 2022 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2023

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “us,” “our” or “we” refer to Technology & Telecommunication Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 28, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2023, we had a net income of $1,027,128, which consists of formation and operating costs of $166,295, and interest earned on investments held of $1,193,423. For the three months ended February 28, 2022, we had a net loss of $52,720, which consists of formation and operating costs of $52,993, and interest earned on investments held of $273.

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

For the three months ended February 28, 2023, cash used in operating activities was $169,944.

As of February 28, 2023, we had investments of $120,394,986 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three months ended February 28, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2023, we had cash of $131,284 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 28, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 28, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

EVERGREEN CORPORATION

Dated: April 14, 2023	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 14, 2023	/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

