Form 10-Q
period 2023-05-31
Evergreen Corp
filed 2023-07-19
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 17, 2023, there were 12,032,500 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Evergreen Corporation

BALANCE SHEETs

(unaudited)

	May 31, 2023	November 30, 2022
ASSETS
Current Assets
Cash	$10,936	$301,228
Prepaid expenses	31,666	111,669
Total Current Assets	$42,602	$412,897

Cash and Marketable Securities held in trust account	122,937,920	118,051,563

Total Assets	$122,980,522	$118,464,460

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$40,000	$13,649
Accrued expenses	158,214	7,500
Extension loan	2,300,000	-
Working capital loan	50,000	-
Total Current Liabilities	2,548,214	21,149

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	6,573,214	4,046,149

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.69 per share) as of May 31, 2023 and (at $10.27 per share) as of November 30, 2022	122,937,920	118,051,563
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at May 31, 2023 and November 30, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at May 31, 2023 and November 30, 2022	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at May 31, 2023, and November 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(6,530,953)	(3,633,593)
Total Shareholders’ Deficit	(6,530,612)	(3,633,252)
Total Liabilities and Shareholders’ Deficit	$122,980,522	$118,464,460

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended May 31, 2023	For the Six Months Ended May 31, 2023	For the Three Months Ended May 31, 2022	For the Six Months Ended May 31, 2022

Formation and operating costs	$431,064	$597,359	$156,788	$209,781
Loss from Operations	(431,064)	(597,359)	(156,788)	(209,781)

Other Income
Interest earned on marketable securities held in trust account	1,392,933	2,586,356	89,574	89,847
Net Income (Loss)	$961,869	$1,988,997	$(67,214)	$(119,934)

Weighted average shares outstanding of Class A ordinary shares	12,032,500	12,032,500	12,032,500	7,353,194
Basic and diluted net income (loss) per ordinary share	$0.06	$0.13	$(0.00)	$(0.01)
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.13	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED MAY 31, 2022

AND

FOR THE SIX MONTHS ENDED MAY 31, 2023

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Subscription	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,860)	$(25,000)	$(4,860)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,807,887)	-	-	(2,807,887)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,208,228	(3,208,228)	-	-
Net Loss	-	-	-	-	-	(52,720)	-	(52,720)
Balance – February 28, 2022	532,500	$53	2,875,000	$288	$-	$(3,265,808)	$-	$(3,265,467)
Net Loss	-	-	-	-	-	(67,214)	-	(67,214)
Balance – May 31, 2022	532,500	$53	532,500	$288	$-	$(3,333,022)	-	$(3,332,681)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Net Income	-	-	-	-	-	1,027,128	1,027,128
Re-measurement for common stock to redemption amount						(1,193,423)	(1,193,243)
Additional amount deposited into trust ($0.1 per common stock subject to possible redemption)	-	-	-	-	-	(1,150,000)	(1,150,000)
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$-	$(4,949,888)	$(4,949,547)
Re-measurement for ordinary shares to redemption amount	-	-	-	-	-	(1,392,934)	(1,392,934)
Additional amount deposited into trust($0.1 per ordinary share subject to possible redemption)	-	-	-	-	-	(1,150,000)	(1,150,000)
Net Income	-	-	-	-	-	961,869	961,869
Balance – May 31, 2023	532,500	$53	2,875,000	$288	$-	$(6,530,953)	$(6,530,612)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended May 31, 2023	For the Six Months Ended May 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,988,997	$(119,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,586,356)	(89,847)
Changes in operating assets and liabilities:
Prepaid expenses	80,003	(151,669)
Accounts payable	26,351	15,140
Accrued expenses	150,714	15,424
Net cash used in operating activities	(340,291)	(330,886)

Cash flows from investing activities:
Investment of cash in Trust Account	(2,300,000)	(116,724,999)
Net cash used in investing activities	(2,300,000)	(116,724,999)

Cash flows from financing activities:
Proceeds from working capital loan	50,000	-
Proceeds from extension loan	2,300,000	-
Collection of subscription receivable	-	25,000
Proceeds from sale of Units, net of IPO costs	-	112,366,519
Proceeds from sale of private placement units	-	5,325,000
Repayment of promissory note – related party	-	(174,406)
Net cash provided by financing activities	2,350,000	117,542,113

Net change in cash	(290,292)	486,229
Cash at the beginning of the period	301,228	-
Cash at the end of the period	$10,936	$486,229

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$2,586,356	$-
Extension Funds attributable to Common Stock subject to redemption	$2,300,000	$-
Deferred underwriting fee payable	$-	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$-	$116,725,000
Deferred offering costs paid for by Promissory note – related party	$-	$68,411

The accompanying notes are an integral part of these unaudited financial statements

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

As of May 31, 2023, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through May 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

May 31, 2023

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

May 31, 2023

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

May 31, 2023

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

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of May 31, 2023 and for the Six and Three Months ended May 31, 2023 and May 31, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of November 30, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2022.

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

May 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $10,936 and $301,228 in cash as of May 31, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of May 31, 2023 or November 30, 2022.

Marketable Securities Held in Trust Account

At May 31, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in money market.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

As of May 31, 2023 and November 30, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On May 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended May 31, 2023	Six Months Ended May 31, 2023	Three Months Ended May 31, 2022	Six Months Ended May 31, 2022
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$776,367	$1,605,407	$(36,977)	$(60,698)

Denominator: weighted average number of Class A ordinary shares	12,032,500	12,032,500	12,032,500	7,353,194
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.06	$0.13	$(0.00)	$(0.01)

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$185,502	$383,560	$(30,237)	$(58,966)

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$0.13	$(0.01)	$(0.02)

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

May 31, 2023

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

May 31, 2023

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2023 and November 30, 2023 there are $50,000 and $nil outstanding under Working Capital Loan respectively.

Extension Loan

On February 7, 2023, EVGR issued an unsecured promissory note to its Sponsor, in the amount of $1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if EVGR has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended). On May 15, 2023, EVGR deposited $1,150,000 to the trust account to extend the time of business combination period to August 11, 2023. The total due to EVGR for the extension loans as of May 31, 2023 and November 30, 2022 is $2,300,000 and $nil, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2023 and November 30, 2022, $130,000 and $100,000, respectively, had been paid and $40,000 had been accrued in May 31, 2023 and not yet been paid to the Sponsor under the Administrative Support Agreement.

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of May 31, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of May 31, 2023 and November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of May 31, 2023 and November 30, 2022 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

EVERGREEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

Note 7 – Shareholders’ Equity Continued)

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the unaudited financial statements were available to issue. Based upon this review, the Company identified the following subsequent events:

The Company has signed a promissory note for $1,350,000 on June 7th, 2023. $1,150,000 received in May 2023 as disclosed in Note 5 for Extension Loan and $200,000 was received on June 20th 2023 for Working Capital Loan.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended May 31, 2023, we had a net income of $1,988,997, which consists of formation and operating costs of $597,359, and interest earned on investments held of $2,586,356. For the six months ended May 31, 2022, we had a net loss of $119,934, which consists of formation and operating costs of $209,781, and interest earned on investments held of $89,847.

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

For the six months ended May 31, 2023, cash used in operating activities was $340,291.

As of May 31, 2023, we had investments of $122,937,920 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the six months ended May 31, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2023, we had cash of $10,936 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of May 31, 2023 and November 30, 2022 the company has borrowed $50,000 and $nil under working capital loan respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended May 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVERGREEN CORPORATION

Dated: July 19, 2023	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 19, 2023	/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

