Form 10-K
period 2023-11-30
Evergreen Corp
filed 2024-02-28
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 31, 2023, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $115,115,000.

As of February 28, 2024, there were 8,028,170 Class A ordinary shares, par value $0.0001, and 2,875,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVERGREEN CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2023

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

EVGR’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by August 11, 2024.

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

Following the closing of the IPO on February 11, 2022, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by EVGR meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by EVGR, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the trust account. As of the date of this proxy statement, funds in the trust account totaled approximately $84,164,615.

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

Redemption Rights

Pursuant to EVGR’s amended and restated memorandum and articles of association, EVGR shareholders (except the initial shareholders and the officers and directors of EVGR) will be entitled to redeem their Public Shares for a pro rata share of the trust account (currently anticipated to be approximately $11.07 per ordinary share for shareholders) net of taxes payable.

EVGR’s initial shareholders do not have redemption rights with respect to any EVGR Shares owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such ordinary shares if appraisal rights would be available to them).

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by August 11, 2023 (or August 11, 2024, if further extended), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of EVGR’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

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

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $11.07.

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

Evergreen LLC, our Sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that the Sponsor will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.15 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.15 per share.

Facilities and Headquarters

We maintain our principal executive offices at Lot 1.02, Level 1, Glo Damansara, 699, Jalan Damansara, Taman Tun Dr. Ismail, 60000 Kuala Lumpur, Malaysia and our telephone number is +1 786 406 6082. The cost for this space is provided to us by Evergreen LLC, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

As of November 30, 2023, the Company had $146,933 in cash held outside of the Trust Account and a working capital deficit of $3,891,690. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at Lot 1.02, Level 1, Glo Damansara, 699, Jalan Damansara, Taman Tun Dr. Ismail, 60000 Kuala Lumpur, Malaysia and our telephone number is +1 786 406 6082. The cost for this space is provided to us by Evergreen LLC, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

Holders of Record

As of November 30, 2023, there were 8,028,170 Class A ordinary shares issued and outstanding held by approximately 1 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2023, we had a net income of $3,673,548, which consists of formation and operating costs of $1,343,438, and interest earned on investments held of $5,016,986. For the year ended November 30, 2022, we had a net income of $906,058, which consists of formation and operating costs of $420,505, and interest earned on investments held of $1,326,563.

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

For the year ended November 30, 2023, cash used in operating activities was $804,295 and for the year ended November 2022, the cash used in operating activities was $515,885.

As of November 30, 2023, we had investments of $82,949,890 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended November 30, 2023, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2023, we had cash of $146,933 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of November 30, 2023 and November 30, 2022 the company has borrowed $650,000 and $0 under working capital loan respectively.

We believe we will need to raise additional funds in order to meet the expenditure required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. For the year ended November 30, 2023 and November 30, 2022, $130,000 and $100,000 had been paid and charged to operating expenses. $100,000 had been accrued in November 30, 2023 and not yet been paid to the Sponsor under the Administrative Support Agreement.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of November 30, 2023, there were no critical accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on November 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Liew Choon Lian, Chief Executive Officer and Chairman of the Board

Mr. Liew has been our Chief Executive Officer and a director of the Company since inception. Since 2000, Mr. Liew has been the Chief Executive Officer of the MDT Group of Companies, which he founded in August, 2000. Mr. Liew has led MDT Innovations (MDTi) to an indicative valuation of over SGD268 million (approximately $195 Million) according to a valuation report prepared by a multinational bank, commissioned by, and for the internal purposes of, MDTi. Under his leadership, in 2011, MDTi was ranked 12th, the highest ranking to achieved by an ASEAN company at the time, in Deloitte’s Fast 500 Asia Pacific, which is a technology awards program of Asia Pacific’s fastest-growing technology companies. Between 2006 and 2013, the company won 13 Asia Pacific ICT awards, including two Prime Minister’s Best of the Best awards in 2007 and 2013, Red Herring Asia 100 Award in 2008, and Red Herring Global 100 Award in 2009. In 2015, Mr. Liew was awarded the EY Entrepreneur of the Year in Technology Category. In 2016, MDT was chosen by IoT Business Platform Asia to be among the top 5 vendors behind Microsoft, IBM, Google MDT, and Cisco. In 2014, 2015, 2016, 2017 and 2018, MDT was chosen the Best Brand Asia and Best Employer Awards. Mr. Liew is the Director of Track & Trace Inc, who provide the local service and support in IoT solutions to clients in Taiwan and Hong Kong. From 1993 to 1999, Mr. Liew served as General Manager of Worldwide Operation at Matsushita Electric Co; Ltd, which is now known as Panasonic Corporation. Prior to his tenure at Matsushita Electric Co; Ltd, from 1989 to 1993, Mr. Lewis was an analyst and strategic consultant at Fuji-Keizai USA where he served such corporations as NTT, Panasonic, and NEC in New York, San Jose and Tokyo. Since 2010, Mr. Liew has served as member of the Local Advisory Panel to MOSTI and MDEC, providing input on enhancing Malaysia’s national ICT competitiveness. Mr. Liew graduated with honors from Malaysia’s prestigious Royal Military College in 1980 and obtain a Bachelor’s Degree of Computer Science from University of Dubugue in 1981-1984 and a Master’s Degree of Computer Science from Monmouth University in 1986-1988.

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

From May 2021 to October 2021, Dr. Ahmad served as a Senior Financial Market Advisor at Green Packet Malaysia, a technology company.

From February 2021 to April 2021, Dr. Ahmad served as Group Business & Financial Advisor at WGI SB, a glove manufacturing company.

From August 1982 to December 2020, Dr. Ahmad served in roles of increasing responsibility at CIMB Group, a Malaysian universal bank headquartered in Kuala Lumpur and operating in high growth economies in ASEAN, culminating as Senior Managing Director from 2016 to December 2020. Dr. Ahmad’s responsibilities included managing approximately $27.7 billion of assets under his portfolio as Regional Treasurer. He also served as Chairman of the Investment Committee and as a committee member in the Group Management Committee, the Treasury & Market Committee and the Group Wholesales Banking Committee during his tenure at CIMB Group.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2024 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 22, 2023, we had (i) 7,495,670 publicly-held Class A ordinary shares issued and outstanding, (ii) 532,500 Class A ordinary shares underlying the Placement Private Units, and (iii) 2,875,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 28, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Evergreen LLC (Our Sponsor)	3,407,500	(2)	31.3%
Liew Choon Lian (1)(2)	3,407,500	(3)	31.3%
Izmet Iskandar Bin Mohd Ramli	-		-
Lim Wai Loong (Alan)	-		-
Alberto Coronado Santos	-		-
Dr. Mohamad Zabidi Bin Ahmad	-		-
All officers and directors as a group
(5 individuals)	3,407,500		31.3%
Glazer Capital, LLC (3)	697,654		8.69%
Saba Capital Management, L.P. (4)	412,325		5.14%
Hudson Bay Capital Management LP(5)	416,900		5.19%
Wolverine Asset Management, LLC(6)	598,036		7.45%
Mizuho Financial Group, Inc.(7)	413,635		5.15%
Calamos Market Neutral Income Fund(8)	500,000		6.2%
First Trust Merger Arbitrage Fund(9)	766,861		9.55%

*	Less than one percent.

(1)	Evergreen LLC, our sponsor, is the record holder of the securities reported herein. Mr. Liew, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Liew disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at Lot 1.02, Level 1, Glo Damansara, 699, Jalan Damansara, Taman Tun Dr. Ismail, 60000 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares and shares underlying the Placement Private Units. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on a Schedule 13G/A filed February 14, 2024. Paul J. Glazer is the Managing Member of Glazer Capital, LLC, and may deemed to have shared voting power over these shares. The address of the business office of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)	Based on a Schedule 13G/A filed February 7, 2024. The address of the business office of the holder is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Based on a Schedule 13G/A filed on February 5, 2024. The address of the holder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(6)	Based on a Schedule 13G filed on February 8, 2024. The address of the holder is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(7)	Based on a Schedule 13G filed on February 13, 2024. The address of the holder is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(8)	Based on a Schedule 13G filed on February 14, 2024. The address of the holder is 2020 Calamos Court, Naperville, IL 60563.

(9)	Based on a Schedule 13G filed on February 14, 2024. The address of the holder is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

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

Related Party Extensions Loan

On February 7, 2023, EVGR issued a note to the Sponsor in the amount of $1,150,000, pursuant to which such amount had been deposited into the trust account in order to extend the amount of available time to consummate a business combination until May 11, 2023. The Note is non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional EVGR Units, which are the same as the Private Placement Units, at a price of $10.00 per unit.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the years ended November 30, 2023 and November 30, 2022, fees for our independent registered public accounting firm were approximately $47,500 and $42,500, respectively, for the services MaloneBailey performed in connection with the audit of our November 30, 2023 and November 30, 2022 financial statements.

Audit-Related Fees. For the years ended November 30, 2023 and November 30, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended November 30, 2023 and November 30, 2022, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the years ended November 30, 2023 and November 30, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evergreen Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Evergreen Corporation (the “Company”) as of November 30, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

February 28, 2024

Evergreen Corporation

BALANCE SHEETs

	November 30, 2023	November 30, 2022
ASSETS
Current Assets
Cash	$146,933	$301,228
Prepaid expenses	44,977	111,669
Total Current Assets	191,910	412,897

Cash and Marketable Securities held in trust account	82,949,890	118,051,563

Total Assets	$83,141,800	$118,464,460

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$100,000	$13,649
Accrued expenses	393,600	7,500
Extension loan	2,940,000	-
Working capital loan	650,000	-
Total Current Liabilities	4,083,600	21,149

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	8,108,600	4,046,149

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 7,495,670 shares (at $11.07 per share) as of November 30, 2023 and 11,500,000 shares (at $10.27 per share) as of November 30, 2022	82,949,890	118,051,563
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at November 30, 2023 and November 30, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 7,495,670 and 11,500,000 shares subject to possible redemption) at November 30, 2023 and November 30, 2022	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at November 30, 2023, and November 30, 2022	288	288

Additional paid-in capital	-	-
Accumulated deficit	(7,917,031)	(3,633,593)
Total Shareholders’ Deficit	(7,916,690)	(3,633,252)
Total Liabilities and Shareholders’ Deficit	$83,141,800	$118,464,460

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2023	For the Year Ended November 30, 2022

Formation and operating costs	$1,343,438	$420,505
Loss from Operations	(1,343,438)	(420,505)

Other Income
Interest earned on marketable securities held in trust account	5,016,986	1,326,563
Net Income	$3,673,548	$906,058

Weighted average shares outstanding of Class A ordinary shares	10,532,255	9,712,813
Basic and diluted net income (loss) per ordinary share	$0.27	$0.07
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net income (loss) per ordinary share	$0.27	$0.07

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2023

AND

FOR THE YEAR ENDED NOVEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(5,016,986)	(5,016,986)
Additional amount deposited into trust ($0.1 per common stock subject to possible redemption)	-	-	-	-	-	(2,940,000)	(2,940,000)
Net Income	-	-	-	-	-	3,673,548	3,673,548
Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Subscription	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,860)	$(25,000)	$(4,860)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,807,887)	-	-	(2,807,887)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,208,228	(3,208,228)	-	-
Net Income	-	-	-	-	-	906,058	-	906,058
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(1,325,563)		(1,326,563)
Balance – November 31, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$-	$(3,633,252)

The accompanying notes are an integral part of these financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2023	For the Year Ended November 30, 2022
Cash flows from operating activities:
Net income	$3,673,548	$906,058
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,016,986)	(1,326,563)
Changes in operating assets and liabilities:
Prepaid expenses	66,692	(111,669)
Accounts payable	86,351	8,789
Accrued expenses	386,100	7,500
Net cash used in operating activities	(804,295)	(515,885)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	43,058,659	-
Investment of cash in Trust Account	(2,940,000)	(116,725,000)
Net cash used in investing activities	40,118,659	(116,725,000)

Cash flows from financing activities:
Redemption of ordinary shares	(43,058,659)	-
Proceeds from working capital loan	650,000	-
Proceeds from extension loan	2,940,000	-
Collection of subscription receivable	-	25,000
Proceeds from sale of Units, net of IPO costs	-	112,366,519
Proceeds from sale of private placement units	-	5,325,000
Repayment of promissory note – related party	-	(174,406)
Net cash provided by financing activities	(39,468,659)	117,542,113

Net change in cash	(154,295)	301,228
Cash at the beginning of the period	301,228	-
Cash at the end of the period	$146,933	$301,228

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$5,016,986	$-
Extension Funds attributable to Common Stock subject to redemption	$2,940,000	$-
Deferred underwriting fee payable	$-	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$-	$118,051,563
Deferred offering costs paid for by Promissory note – related party	$-	$68,411

The accompanying notes are an integral part of these financial statements

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2023 and 2022

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

As of November 30, 2023, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through November 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

November 30, 2023 and 2022

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

November 30, 2023 and 2022

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

NOTES TO FINANCIAL STATEMENTS

November 30, 2023 and 2022

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

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements as of November 30, 2023 and for the years ended November 30, 2023 and November 30, 2022 respectively, are audited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of November 30, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2022.

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

November 30, 2023 and 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $146,933 and $301,228 in cash as of November 30, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of November 30, 2023 or November 30, 2022.

Marketable Securities Held in Trust Account

At November 30, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in money market.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2023 and 2022

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

As of November 30, 2023 and November 30, 2022, 7,495,670 and 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of November 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2023 and 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	Year Ended November 30, 2023	Year Ended November 30, 2022
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$2,885,807	$699,108

Denominator: weighted average number of Class A ordinary shares	10,532,255	9,712,183
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.27	$0.07

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$787,741	$206,950

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B ordinary share	$0.27	$0.07

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

November 30, 2023 and 2022

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

November 30, 2023 and 2022

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2023 and November 30, 2022 there are $650,000 and $0 outstanding under Working Capital Loan respectively.

Extension Loan

On February 7, 2023, the Company issued an unsecured promissory note to its Sponsor, in the amount of $1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if the Company has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended). On April 21, 2023 the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $50,000 to Evergreen LLC, the Company’s sponsor for working capital purpose. On June 7, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $1,350,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purposes in which $1,150,000 was deposited to the trust account to extend the time of business combination period to August 11, 2023. On July 18, 2023, the Company filed the Charter Amendment with Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from August 11, 2023 to August 11, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $160,000 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association. On September 21, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $570,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in July and August for extension loans. On September 25, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $2,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in October and November for extension loans. The total due to the Company for the extension loans as of November 30, 2023 and November 30, 2022 is $2,940,000 and $0, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2023 and November 30, 2022, $130,000 and $100,000, respectively, had been paid and $100,000 had been accrued in November 30, 2023 and not yet been paid to the Sponsor under the Administrative Support Agreement.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2023 and 2022

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

EVERGREEN CORPORATION

NOTES FINANCIAL STATEMENTS

November 30, 2023 and 2022

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of November 30, 2023 and November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 7,495,670 and 11,500,000 shares subject to possible redemption respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2023 and November 30, 2022 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

November 30, 2023 and 2022

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of February 8, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.4	Warrant Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended November 30, 2023 filed by the Registrant on March 3, 2023).
10.1	Investment Management Trust Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.2	Registration Rights Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.4	Letter Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.5	Administrative Services Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.6	Indemnification Agreement, dated as February 8, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on February 14, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Evergreen Corporation Clawback Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN CORPORATION
Dated: February 28, 2024
	By:	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liew Choon Lian	Chief Executive Officer and Chairman	February 28, 2024
Liew Choon Lian	(Principal Executive Officer)

/s/ Izmet Iskandar Bin Mohd Ramli	Chief Financial Officer and Director	February 28, 2024
Izmet Iskandar Bin Mohd Ramli	(Principal Accounting and Financial Officer)

/s/ Lim Wai Loong (Alan)	Director	February 28, 2024
Lim Wai Loong (Alan)

/s/ Alberto Coronado Santos	Director	February 28, 2024
Alberto Coronado Santos

/s/ Dr. Mohamad Zabidi Bin Ahmad	Director	February 28, 2024
Dr. Mohamad Zabidi Bin Ahmad

22