Form 10-Q
period 2024-02-29
Evergreen Corp
filed 2024-04-15
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of April 15, 2024, there were 8,028,170 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

Evergreen Corporation

BALANCE SHEETs

(Unaudited)

	February 29, 2024	November 30, 2023
ASSETS
Current Assets
Cash	$25,157	$146,933
Prepaid expenses	17,051	44,977
Total Current Assets	42,208	191,910

Cash and Marketable Securities held in trust account	84,509,975	82,949,890

Total Assets	$84,552,183	$83,141,800

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$130,000	$100,000
Accrued expenses	501,290	393,600
Extension loan	3,420,000	2,940,000
Working capital loan	609,000	650,000
Total Current Liabilities	4,660,290	4,083,600

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	8,685,290	8,108,600

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 7,495,670 shares (at $11.27 per share) as of February 29, 2024 and (at $11.07 per share) as of November 30, 2023	84,509,975	82,949,890
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at February 29, 2024 and November 30, 2023	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 7,495,670 shares subject to possible redemption) at February 29, 2024 and November 30, 2023	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at February 29, 2024, and November 30, 2023	288	288

Additional paid-in capital	-	-
Accumulated deficit	(8,643,423)	(7,917,031)
Total Shareholders’ Deficit	(8,643,082)	(7,916,690)
Total Liabilities and Shareholders’ Deficit	$84,552,183	$83,141,800

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 29,2024	For the Three Months Ended February 28,2023

Formation and operating costs	$246,392	$166,295
Loss from Operations	(246,392)	(166,295)

Other Income
Interest earned on marketable securities held in trust account	1,080,085	1,193,423
Net Income	$833,693	$1,027,128

Weighted average shares outstanding of Class A ordinary shares	8,028,170	12,032,500
Basic and diluted net income (loss) per ordinary share	$0.08	$0.07
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.07

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

AND

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2023

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(1,080,085)	(1,080,085)
Additional amount deposited into trust	-	-	-	-	-	(480,000)	(480,000)
Net Income	-	-	-	-	-	833,693	833,693
Balance – February 29, 2024	532,500	$53	2,875,000	$288	$-	$(8,643,423)	$(8,643,082)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Net Income	-	-	-	-	-	1,027,128	1,027,128
Re-measurement for common stock to redemption amount	-	-	-	-	-	(1,193,243)	(1,193,243)
Additional amount deposited into trust	-	-	-	-	-	(1,150,000)	(1,150,000)
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$-	$(4,949,888)	$(4,949,547)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 29,2024	For the Three Months Ended February 28, 2023
Cash flows from operating activities:
Net income	$833,693	$1,027,128
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,080,085)	(1,193,423)
Changes in operating assets and liabilities:
Prepaid expenses	27,926	-
Accounts payable	30,000	(6,149)
Accrued expenses	107,690	2,500
Net cash used in operating activities	(80,776)	(169,944)

Cash flows from investing activities:
Investment of cash in Trust Account	(480,000)	(1,150,000)
Net cash used in investing activities	(480,000)	(1,150,000)

Cash flows from financing activities:
Proceeds from working capital loan	(41,000)	-
Proceeds from extension loan	480,000	1,150,000
Net cash provided by financing activities	439,000	1,150,000

Net change in cash	(121,776)	(169,944)
Cash at the beginning of the period	146,933	301,228
Cash at the end of the period	$25,157	$131,284

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$1,080,085	$1,193,423
Extension Funds attributable to Common Stock subject to redemption	$480,000	$1,150,000

The accompanying notes are an integral part of these unaudited financial statements

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

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

As of February 29, 2024, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through February 29, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

UNAUDITED

February 29, 2024

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

UNAUDITED

February 29, 2024

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

UNAUDITED

February 29, 2024

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

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of February 29, 2024 and for the three months ended February 29, 2024 and February 28, 2023, respectively, are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The accompanying balance sheet as of November 30, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2023.

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

UNAUDITED

February 29, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $25,157 and $146,933 in cash as of February 29, 2024 and November 30, 2023, respectively. The Company had no cash equivalents as of February 29, 2024 and November 30, 2023.

Cash and Marketable Securities Held in Trust Account

At February 29, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in money market. As of February 29, 2024 and November 30, 2023, there were 84,509,975 and 82,949,890 in trust account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 29, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

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

As of February 29, 2024 and November 30, 2023, 7,495,670 Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of February 29, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended February 29, 2024	Three Months Ended February 28, 2023
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$613,861	$829,040

Denominator: weighted average number of Class A ordinary shares	8,028,170	12,032,500
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.08	$0.07

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$219,832	$198,088

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000

Basic and diluted net income (loss) per Class B ordinary share	$0.08	$0.07

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

UNAUDITED

February 29, 2024

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

UNAUDITED

February 29, 2024

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 29, 2024 and November 30, 2023 there are $609,000 and $650,000 outstanding under Working Capital Loan, respectively. The Company has transferred $121,000 from working capital for extension purpose on January 10, 2024.

Extension Loan

On February 7, 2023, the Company issued an unsecured promissory note to its Sponsor, in the amount of $1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if the Company has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended). On April 21, 2023 the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $50,000 to Evergreen LLC, the Company’s sponsor for working capital purpose. On June 7, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $1,350,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purposes in which $1,150,000 was deposited to the trust account to extend the time of business combination period to August 11, 2023. On July 18, 2023, the Company filed the Charter Amendment with Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from August 11, 2023 to August 11, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $160,000 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association. On September 21, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $570,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in July and August for extension loans. On September 25, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $2,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in October, November and December 2023, January and February 2024, for extension loans. The total due to the Company for the extension loans as of February 29, 2024 and November 30, 2023 is $3,420,000 and $2,940,000, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 29, 2024 and November 30, 2023, $130,000 and $100,000, respectively, have not been paid to the Sponsor under the Administrative Support Agreement and included in accounts payable.

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

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

EVERGREEN CORPORATION

NOTES FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 29, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of February 29, 2024 and November 30, 2023, there were 532,500 Class A ordinary shares issued and outstanding (excluding 7,495,670 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of February 29, 2024 and November 30, 2023 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

February 29, 2024

Note 7 – Shareholders’ Equity (Continued)

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

The Company has deposited $160,000 on March 5, 2024 in the Company’s Trust Account to extended the period of time from March 11, 2024 to April 11, 2024 to complete the business combination.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “us,” “our” or “we” refer to Evergreen Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein

Cautionary Note Regarding Forward-Looking Statements

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

3

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 29, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 29, 2024, we had a net income of $833,693, which consists of formation and operating costs of $246,392, and interest earned on investments held of $1,080,085. For the three months ended February 28, 2023, we had a net income of $1,027,128, which consists of formation and operating costs of $166,295, and interest earned on investments held of $1,193,423.

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

For the three months ended February 29, 2024, cash used in operating activities was $80,776 and for the three months ended February 28, 2023, the cash used in operating activities was $169,944.

As of February 29, 2023, we had investments of $84,509,975 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three months ended February 29, 2024, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 29, 2024, we had cash of $25,157 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of February 29, 2024 and November 30, 2023, the company has borrowed $609,000 and $650,000 under working capital loan respectively. The Company has transferred $121,000 for extension purpose in January 10, 2024.

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

4

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 29, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 29, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on March 4, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

5

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERGREEN CORPORATION

Dated: April 15, 2024		/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2024		/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

6