Form 10-Q
period 2024-08-31
Evergreen Corp
filed 2024-10-10
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 10, 2024, there were 5,196,457 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Evergreen Corporation

BALANCE SHEETs

(Unaudited)

	August 31, 2024	November 30, 2023
ASSETS
Current Assets
Cash	$50,798	$146,933
Prepaid expenses	15,944	44,977
Total Current Assets	66,742	191,910

Cash and Marketable Securities held in trust account	54,519,214	82,949,890

Total Assets	$54,585,956	$83,141,800

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$190,000	$100,000
Accrued expenses	439,673	393,600
Extension loan	4,060,000	2,940,000
Working capital loan	990,500	650,000
Total Current Liabilities	5,680,173	4,083,600

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	9,705,173	8,108,600

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 4,663,957 (at $11.69 per share) as of August 31, 2024 and 7,495,670 shares (at $11.07 per share) as of November 30, 2023	54,519,214	82,949,890
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of August 31, 2024 and November 30, 2023	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 4,663,957 and 7,495,670 shares subject to possible redemption) as of August 31, 2024 and November 30, 2023, respectively	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of August 31, 2024, and November 30, 2023	288	288

Additional paid-in capital	-	-
Accumulated deficit	(9,638,772)	(7,917,031)
Total Shareholders’ Deficit	(9,638,431)	(7,916,690)
Total Liabilities and Shareholders’ Deficit	$54,585,956	$83,141,800

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31, 2024	For the Nine Months Ended August 31, 2024	For the Three Months Ended August 31, 2023	For the Nine Months Ended August 31, 2023

Formation and operating costs	$155,991	$601,741	$247,600	$844,959
Loss from Operations	(155,991)	(601,741)	(247,600)	(844,959)

Other Income
Interest earned on marketable securities held in trust account	700,053	2,813,718	1,359,504	3,945,860
Net Income	$544,062	$2,211,977	$1,111,904	$3,100,901

Weighted average shares outstanding of Class A ordinary shares	5,196,457	6,835,324	10,030,335	11,370,019
Basic and diluted net income per ordinary share	$0.07	$0.23	$0.09	$0.22
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income per ordinary share	$0.07	$0.23	$0.09	$0.22

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED AUGUST 31, 2024

AND

FOR THE NINE MONTHS ENDED AUGUST 31, 2023

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(1,080,085)	(1,080,085)
Additional amount deposited into trust	-	-	-	-	-	(480,000)	(480,000)
Net Income	-	-	-	-	-	833,693	833,693
Balance – February 29, 2024	532,500	$53	2,875,000	$288	$-	$(8,643,423)	$(8,643,082)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(1,033,580)	(1,033,580)
Additional amount deposited into trust	-	-	-	-	-	(400,000)	(400,000)
Net Income	-	-	-	-	-	834,222	834,222
Balance – May 31, 2024	532,500	$53	2,875,000	$288	-	$(9,242,781)	$(9,242,440)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(700,053)	(700,053)
Additional amount deposited into trust	-	-	-	-	-	(240,000)	(240,000)
Net Income	-	-	-	-	-	544,062	544,062
Balance – August 31, 2024	532,500	$53	2,875,000	$288	-	$(9,638,772)	$(9,638,431)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Re-measurement for Ordinary share to redemption amount	-	-	-	-	-	(1,193,423)	(1,193,423)
Additional amount deposited into trust	-	-	-	-	-	(1,150,000)	(1,150,000)
Net Income	-	-	-	-	-	1,027,128	1,027,128
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$-	$(4,949,888)	$(4,949,547)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(1,392,934)	(1,392,934)
Additional amount deposited into trust	-	-	-	-	-	(1,150,000)	(1,150,000)
Net Income	-	-	-	-	-	961,869	961,869
Balance – May 31, 2023	532,500	$53	2,875,000	$288	$-	$(6,530,953)	$(6,530,612)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(1,359,504)	(1,359,504)
Additional amount deposited into trust	-	-	-	-	-	(320,000)	(320,000)
Net Income	-	-	-	-	-	1,111,904	1,111,904
Balance – August 31, 2023	532,500	$53	2,875,000	$288	$-	(7,098,553)	(7,098,212)

The accompanying notes are an integral part of these unaudited financial statements

Evergreen Corporation

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended August 31, 2024	For the Nine Months Ended August 31, 2023
Cash flows from operating activities:
Net income	$2,211,977	$3,100,901
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,813,718)	(3,945,860)
Changes in operating assets and liabilities:
Prepaid expenses	29,033	32,943
Accounts payable	90,000	56,350
Accrued expenses	46,073	172,674
Net cash used in operating activities	(436,635)	(582,992)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	32,364,394	43,058,659
Investment of cash in Trust Account	(1,120,000)	(2,620,000)
Net cash provided by investing activities	31,244,394	40,438,659

Cash flows from financing activities:
Redemption of ordinary shares	(32,364,394)	(43,058,659)
Proceeds from working capital loan	340,500	282,000
Proceeds from extension loan	1,120,000	2,620,000
Net cash used in financing activities	(30,903,894)	(40,156,659)

Net change in cash	(96,135)	(300,992)
Cash at the beginning of the period	146,933	301,228
Cash at the end of the period	$50,798	$236

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$2,813,718	$3,945,861
Extension Funds attributable to Common Stock subject to redemption	$1,120,000	$2,620,000

The accompanying notes are an integral part of these unaudited financial statements

EVERGREEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

August 31, 2024

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

As of August 31, 2024, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through August 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

On September 5, 2024, Evergreen Corporation (“EVGR” or the “Company”) entered into the Merger Agreement, which was subsequently amended and restated on September 18, 2024 by and among EVGR, Evergreen Merger Corporation, a Cayman Islands exempted company and wholly owned subsidiary of EVGR (“PubCo”), Evergreen Merger Sub Inc. (“Merger Sub”), a company limited by shares registered in the British Virgin Islands and a wholly-owned subsidiary of PubCo, Forekast Limited., a company limited by shares registered in the British Virgin Islands (“Forekast”), and Forekast International Sdn. Bhd., a company organized under the laws of Malaysia and a wholly owned subsidiary of Forekast (“FISB”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) EVGR will reincorporate in the Cayman Islands by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Forekast, resulting in Forekast being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”). In connection with the consummation of the Business Combination, EVGR will be renamed “Forekast Group.”

The aggregate consideration for the Acquisition Merger is $105,000,000, payable in the form of 10,500,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share to Forekast and its shareholders. At the closing of the Acquisition Merger (the “Closing”), the issued and outstanding shares in Forekast held by the former Forekast shareholders will be cancelled and cease to exist, in exchange for the issuance of the Closing Payment Shares.

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

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of August 31, 2024 and for the nine months ended August 31, 2024 and August 31, 2023, respectively, are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The accompanying balance sheet as of November 30, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $50,798 and $146,933 in cash as of August 31, 2024 and November 30, 2023, respectively. The Company had no cash equivalents as of August 31, 2024 and November 30, 2023.

Cash and Marketable Securities Held in Trust Account

As of August 31, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in money market. As of August 31, 2024 and November 30, 2023, there were $54,519,214 and $82,949,890 cash held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

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

As of August 31, 2024 and November 30, 2023, 4,663,957 and 7,495,670 Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of August 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per shares, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended August 31, 2024	Nine Months Ended August 31, 2024	Three Months Ended August 31, 2023	Nine Months Ended August 31, 2023
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$350,271	$1,557,062	$864,198	$2,475,062

Denominator: weighted average number of Class A ordinary shares	5,196,457	6,835,324	10,030,335	11,370,019
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.23	$0.09	$0.22

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$193,791	$654,915	$247,706	$625,839

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net income per Class B ordinary share	$0.07	$0.23	$0.09	$0.22

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of August 31, 2024 and November 30, 2023:

	Level	August 31, 2024	November 30, 2023
Assets:
Cash and marketable securities held in trust account	1	$54,519,214	$82,949,890

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $115,000,000. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per whole share.

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

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2024 and November 30, 2023 there are $990,500 and $650,000 outstanding under Working Capital Loan, respectively. The Company has transferred $121,000 from working capital for extension purpose on January 5, 2024.

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

On May 9, 2024, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the period which it has to complete a business combination by up to nine (9) times for an additional one (1) month each time from May 11, 2024 to February 11, 2025 by depositing into its trust account, for each one-month extension, the lesser of (a) $80,000 and (b) $0.03 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of EVGR’s amended and restated memorandum and articles of association. On September 6, 2024, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $1,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. The Company has deposited $80,000 into the Trust Account in May, June, July, August, September and October, 2024 for extension loan. The total due to the Company for the extension loans as of August 31, 2024 and November 30, 2023 is $4,060,000 and $2,940,000, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of August 31, 2024 and November 30, 2023, $190,000 and $100,000, respectively, have not been paid to the Sponsor under the Administrative Support Agreement and is included in accounts payable.

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

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of August 31, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of August 31, 2024 and November 30, 2023, there were 532,500 Class A ordinary shares issued and outstanding (excluding 4,663,957 and 7,495,670 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of August 31, 2024 and November 30, 2023 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

On September 5, 2024, Evergreen Corporation (“EVGR” or the “Company”) entered into the Merger Agreement, which was subsequently amended and restated on September 18, 2024 by and among EVGR, Evergreen Merger Corporation, a Cayman Islands exempted company and wholly owned subsidiary of EVGR (“PubCo”), Evergreen Merger Sub Inc. (“Merger Sub”), a company limited by shares registered in the British Virgin Islands and a wholly-owned subsidiary of PubCo, Forekast Limited., a company limited by shares registered in the British Virgin Islands (“Forekast”), and Forekast International Sdn. Bhd., a company organized under the laws of Malaysia and a wholly owned subsidiary of Forekast (“FISB”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) EVGR will reincorporate in the Cayman Islands by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Forekast, resulting in Forekast being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”). In connection with the consummation of the Business Combination, EVGR will be renamed “Forekast Group.”

The aggregate consideration for the Acquisition Merger is $105,000,000, payable in the form of 10,500,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share to Forekast and its shareholders. At the closing of the Acquisition Merger (the “Closing”), the issued and outstanding shares in Forekast held by the former Forekast shareholders will be cancelled and cease to exist, in exchange for the issuance of the Closing Payment Shares.

On September 6, 2024, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $1,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose.

The Company has deposited $80,000 on September 10, 2024 in the Company’s Trust Account to extend the period of time from September 11, 2024 to October 11, 2024 to complete the business combination.

The Company has deposited $80,000 on October 8, 2024 in the Company’s Trust Account to extend the period of time from October 11, 2024 to November 11, 2024 to complete the business combination.

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

Subsequent to the approval by the shareholders of the Company of the Amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on July 18, 2023, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from August 11, 2023 to August 11, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $160,000 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association.

The shareholders of the Company elected to redeem an aggregate of 4,004,330 ordinary shares in connection with the General Meeting on July 18, 2023.

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

The shareholders of the Company elected to redeem an aggregate of 2,831,713 ordinary shares in connection with the General Meeting on May 9, 2024.

Merger Agreement

On September 5, 2024, the Company entered into a merger agreement, which was subsequently amended and restated on September 18, 2024 (as amended, the “Merger Agreement”), by and among the Company, Evergreen Merger Corporation, a Cayman Islands exempted company and wholly owned subsidiary of EVGR (“PubCo”), Evergreen Merger Sub Inc. (“Merger Sub”), a company limited by shares registered in the British Virgin Islands and a wholly-owned subsidiary of PubCo, Forekast Limited., a company limited by shares registered in the British Virgin Islands (“Forekast”), and Forekast International Sdn. Bhd., a company organized under the laws of Malaysia and a wholly owned subsidiary of Forekast. Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) the Company will reincorporate in the Cayman Islands by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Forekast, resulting in Forekast being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”). In connection with the consummation of the Business Combination, EVGR will be renamed “Forekast Group.”

The aggregate consideration for the Acquisition Merger is $105,000,000, payable in the form of 10,500,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share to Forekast and its shareholders. At the closing of the Acquisition Merger, the issued and outstanding shares in Forekast held by the former Forekast shareholders will be cancelled and cease to exist, in exchange for the issuance of the Closing Payment Shares.

Nasdaq Notice

On August 1, 2024, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on the Nasdaq Global Market. Under the Rule, EVGR is required to maintain at least 400 total holders (the “Total Holder Requirement”).

The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepts the Compliance Plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Compliance Plan, the Company may appeal the decision to a Nasdaq hearings panel. There can be no assurance that the Company will ultimately be able to regain or maintain compliance with the Rule.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2024, we had a net income of $544,062, which consists of formation and operating costs of $155,991, and interest earned on investments held of $700,053. For the nine months ended August 31, 2024, we had a net income of $2,211,977, which consists of formation and operating costs of $601,741 and interest earned on investment held of $2,813,718. For the three months ended August 31, 2023, we had a net income of $1,111,904, which consists of formation and operating costs of $247,600, and interest earned on investments held of $1,359,504. For the nine months ended August 31, 2023, we had a net income of $3,100,901, which consists of formation and operating costs of $844,959, and interest earned on investments held in the Trust Account of $3,945,860.

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

For the nine months ended August 31, 2024, cash used in operating activities was $436,635 and for the nine months ended August 31, 2023, the cash used in operating activities was $582,992.

As of August 31, 2024, we had investments of $54,519,214 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the nine months ended August 31, 2024, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2024, we had cash of $50,798 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of August 31, 2024 and November 30, 2023, the company has borrowed $990,500 and $650,000 under working capital loan respectively. The Company transferred $121,000 for extension purpose on January 5, 2024.

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

As a smaller reporting company, we are not required to make disclosures under this Item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended August 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended August 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVERGREEN CORPORATION

Dated: October 10, 2024		/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2024		/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

