Form 10-K
period 2024-11-30
Evergreen Corp
filed 2025-02-28
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41271

EVERGREEN CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 1.02, Level 1,

Glo Damansara, 699,

Jalan Damansara,

Taman Tun Dr Ismail,

60000 Kuala Lumpur,

Malaysia

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 786-406-6082

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant	EGUVF	OTC Pink
Ordinary shares, par value $0.0001 per share	EGSVF	OTC Pink
Warrants, each exercisable for one ordinary share	EGRVF	OTC Pink

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

As of May 31, 2024, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $53,309,029.

As of February 28, 2025, there were 2,739,800 Class A ordinary shares, par value $0.0001, and 2,875,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EVERGREEN CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2024

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

EVGR’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by March 11, 2025.

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

Following the closing of the IPO on February 11, 2022, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by EVGR meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by EVGR, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the trust account. As of February 27, 2025, funds in the trust account totaled approximately $26,607,939.

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

On May 9, 2024, EVGR held an extraordinary general meeting of shareholders to amend EVGR’s amended and restated articles of association to give EVGR the right to extend the Combination Period up to nine (9) times for an additional one (1) month each time from May 11, 2024 to February 11, 2025 by depositing into the Trust Account, for each one-month extension, the lesser of (a) $80,000 and (b) $0.03 for each Class A Ordinary Share outstanding. On May 9, 2024, 2,831,713 public shares were redeemed by a number of shareholders at a price of approximately $11.43 per share, in an aggregate principal amount of $32,364,394. Following the redemptions, there were 4,663,957 Class A Ordinary Shares outstanding held by public shareholders. The Company subsequently deposited $80,000 per month into the trust account to further extend the Combination Period to January 11, 2025.

On January 28, 2025, EVGR held an extraordinary general meeting of shareholders to amend EVGR’s amended and restated articles of association to give EVGR the right to extend the Combination Period up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption. On or about January 28, 2025, 2,456,657 public shares were redeemed by a number of shareholders at a price of approximately $12.00 per share, in an aggregate principal amount of $29,476,971. Following the redemptions, there were 2,207,300 Class A Ordinary Shares outstanding held by public shareholders. The Company subsequently deposited $110,365 per month into the trust account to further extend the Combination Period to March 11, 2025.

On February 7, 2023, April 21, 2023, June 7, 2023, September 21, 2023, September 25, 2023, September 6, 2024 and January 30, 2025, EVGR issued unsecured convertible promissory notes (the “Sponsor Promissory Notes”) to fund EVGR’s working capital needs to the Sponsor in the principal amount of $1,150,000, $50,000, $1,350,000, $570,000, $2,000,000, $1,000,000 and $500,000, respectively. As of February 27, 2025, the aggregate amount drawn under the Sponsor Promissory Notes was $6,418,865. The Sponsor Promissory Notes are convertible into Private Units at the option of the holder upon consummation of the Business Combination at a conversion price of $10.00 per unit.

EVGR Units, Public Shares, and EVGR Warrants are each quoted on the OTC Bulletin Board, under the symbols “EGUVF,” “EGSVF,” and “EGRVF,” respectively. Each of EVGR Units consist of one ordinary share and one redeemable warrant.

Redemption Rights

Pursuant to EVGR’s amended and restated memorandum and articles of association, EVGR shareholders (except the initial shareholders and the officers and directors of EVGR) will be entitled to redeem their Public Shares for a pro rata share of the trust account (currently anticipated to be approximately $11.88 per ordinary share for shareholders) net of taxes payable.

EVGR’s initial shareholders do not have redemption rights with respect to any EVGR Shares owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such ordinary shares if appraisal rights would be available to them).

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by March 11, 2025, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of EVGR’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

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

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.15.

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

As of November 30, 2024, the Company had $4,553 in cash held outside of the Trust Account and a working capital deficit of $6,831,235. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

EVGR’s securities have been delisted by Nasdaq and are no longer listed on a national securities exchange, which could make it more difficult to consummate the Business Combination.

EVGR’s securities were previously listed on Nasdaq. On February 12, 2025, EVGR’s securities were suspended on Nasdaq with immediate effect after EVGR gave notice that it would be unable to regain compliance with Nasdaq’s continued listing requirements. On February 12, 2025, EVGR Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. EVGR’s Class A ordinary shares, warrants and units are listed under the symbols “EGSVF,” “EGRVF,” and “EGUVF,” respectively.

As a result of being traded on the over-the-counter market, EVGR could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;
●	reduced liquidity for its securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which EVGR offers its securities.

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because EVGR’s securities are no longer listed on a national securities exchange, they would not be considered covered securities. As a result, EVGR’s securities would be subject to regulation in each state in which it offers its securities. However, since the Business Combination is structured such that PubCo is issuing its securities, rather than EVGR, and PubCo’s securities are expected to be listed on Nasdaq upon the closing of the Business Combination, it is not expected that such designation will have a negative impact on the parties’ ability to consummate the Business Combination. Nevertheless, there is no assurance that a state could not seek to hinder or delay the Business Combination, which could possibly lead to EVGR being forced to dissolve and liquidate. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if EVGR’s securities no longer not qualify as covered securities under such statute and EVGR may be subject to regulation in each state in which it offers its securities.

If EVGR fails to meet criteria set forth in Rule 15c2-11 (the “Rule”) under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell EVGR securities, which may materially affect the ability of investors to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading EVGR securities difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for EVGR to raise additional capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since February 12, 2025, EVGR Units, Public Shares, and EVGR Warrants are each quoted on the OTC Bulletin Board, under the symbols “EGUVF,” “EGSVF,” and “EGRVF,” respectively. Each of EVGR Units consist of one ordinary share and one redeemable warrant. The over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Holders of Record

As of February 27, 2025, there was 1 shareholder of record of the Company’s Class A ordinary shares and 1 shareholder of record of the Company’s Class B ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

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

Subsequent to the approval by the shareholders of the Company of the Amendment to EVGR’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 28, 2025, EVGR filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the date by which it has to consummate a business combination up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 (as extended, the “Extended Date”) by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption.

In connection with the Charter Amendment, the EVGR’s shareholders elected to redeem an aggregate of 2,456,657 ordinary shares.

Merger Agreement

On September 5, 2024, the Company entered into the Merger Agreement by and among the Company, Evergreen Merger Corporation, a Cayman Islands exempted company and wholly owned subsidiary of EVGR (“PubCo”), Evergreen Merger Sub Inc. (“Merger Sub”), a company limited by shares registered in the British Virgin Islands and a wholly-owned subsidiary of PubCo, Forekast Limited., a company limited by shares registered in the British Virgin Islands (“Forekast”), and Forekast International Sdn. Bhd., a company organized under the laws of Malaysia and a wholly owned subsidiary of Forekast (“FISB”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) the Company will reincorporate in the Cayman Islands by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Forekast, resulting in Forekast being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”). In connection with the consummation of the Business Combination, PubCo will be renamed “Forekast Group.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2024, we had a net income of $1,768,961, which consists of formation and operating costs of $1,697,682, and interest earned on investments held of $3,466,643. For the year ended November 30, 2023, we had a net income of $3,673,548, which consists of formation and operating costs of $1,343,438, and interest earned on investments held of $5,016,986.

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

For the year ended November 30, 2024, cash used in operating activities was $975,880 and for the year ended November 30, 2023, the cash used in operating activities was $804,295.

As of November 30, 2024, we had investments of $55,412,140 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year end November 30, 2024, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2024, we had cash of $4,553 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of November 30, 2024 and November 30, 2023, the company has borrowed $1,483,500 and $650,000 under working capital loan respectively. The Company has transferred $121,000 for extension purpose on January 5, 2024.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of November 30, 2024, there were no critical accounting policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on November 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2024, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE1

Our current directors and executive officers are as follows:

Name	Age	Position
Liew Choon Lian	65	Chairman of the Board and Chief Executive Officer
Izmet Iskandar Bin Mohd Ramli	47	Chief Financial Officer
Lim Wai Loong	49	Independent Director
Dr. Mohamad Zabidi Bin Ahmad	63	Independent Director
Alberto Coronado Santos	40	Independent Director

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

Izmet Iskandar Bin Mohd Ramli, Chief Financial Officer and Director

Mr. Iskandar has been our Chief Financial Officer since January 2022 and has been a member of our board of directors since February 8, 2022. Mr. Iskandar has been a director of Ntech Capital Management, a venture capital management corporation registered with the Securities Commission of Malaysia, since July 2021.

From 2019 to 2022, Mr. Iskandar had been a Partner at YCP Solidiance, the global consulting arm of YCP Holdings (Global), which listed on the Tokyo Stock Exchange in 2021, and was a member of the mergers and acquisitions origination team, facilitating strategic deals involving Japanese and Southeast Asian investors.

Mr. Iskandar brings extensive experience in corporate finance, having served as a director at cfSolutions, a firm licensed by the Securities Commission of Malaysia, since March 2007. There, he has advised on projects including company valuations, debt financing, equity fundraising, and IPOs.

Earlier in his career, he held significant roles as Chief Financial Officer in several companies, managing financial operations, securing debt financing, and optimizing expenses. He began his career in auditing, gaining experience at Arthur Andersen and Ernst & Young, where he specialized in the financial services industry.

He holds a Bachelor of Science degree in Accounting & Finance from the University of Southampton, United Kingdom, and has been a member of the Corporate Finance Faculty under the Institute of Chartered Accountants in England & Wales (ICAEW) since January 2007, as well as an Associate member of the Association of International Accountants since August 2024.

Lim Wai Loong, Independent Director

Mr. Lim is one of our independent directors. Since January 2018, Mr. Lim has been a founder and CEO (Executive Director) in P10 Holding Sdn Bhd. P10 is an advanced TVM (Time Value of Money) Fintech (Financial Technology) and Insuretech (Insurance Technology) Company in Malaysia. Mr. Lim is currently leading a team invested into R&D to innovate smart financial automation for the financial services and businesses in the ASEAN region.

Since January 2018, Mr. Lim served as a non-executive director of Superlon Holdings Bhd (“Superlon”). Superlon is a global Nitrile Butadiene Rubber (NBR) insulation manufacturer for the heating, ventilation, air conditioning and refrigeration industry.

Since June 2008, Mr. Lim has been a founder and Principal Consultant of QAS The Talent House (formerly QAS), a financial planning company and was responsible for designing and formulating various advisory methodologies for the financial planning industry in the ASEAN region, such as Singapore and Malaysia. Mr. Lim has been involved in delivering more than 200 corporate social responsibility projects since 2008.

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

Since October 2021, he has been on the board of BIMB Investment, where he is a member of the Audit, Risk, and Remuneration committees. Dr. Ahmad also serves as an adjunct professor and board member at Perdana University and is on the board investment committee of IAIS Malaysia, advising on Islamic policy recommendations.

Since August 2021, Dr. Ahmad has been Senior Strategic Advisor & Senior Representative at DDCapital Ltd., a financial technology solution provider, and since January 2021, he has chaired the board at Tenang Solution SB, an investment and IT consulting company. Previously, he held senior advisory roles at Green Packet Malaysia, a technology company, and WGI SB, a glove manufacturing company in 2021.

Dr. Ahmad spent nearly four decades at CIMB Group, a Malaysian universal bank headquartered in Kuala Lumpur, where he served in various leadership roles, culminating as Senior Managing Director from 2016 to December 2020. He managed approximately US$27.7 billion in assets as Regional Treasurer and held key positions on several of the group’s major committees.

Dr. Ahmad is a Chartered Accountant and member of the Malaysian Institute of Accountants since June 2001. Dr. Ahmad obtained his Doctor of Business Administration from University Utara Malaysia in April 2021 and his Bachelor of Accountancy with Honors from University Technology Mara in October 1996.

Alberto Coronado Santos, Independent Director

Mr. Coronado is one of our independent directors. Mr. Coronado is currently serving as a traffic acquisition director (head of publishers/affiliates) at Exclusive by Mobidea, where he has served since February 2022. Exclusive by Mobidea is a performance digital agency specialized on serving sales, lead generation and data to a big range of global advertisers on different categories. Previous to this company, from May 2021 till February 2022, Mr. Coronado was also in charge of the traffic acquisition, as director of traffic at Xelder Media. From March 2019 to May 2021, Mr. Coronado served as the head of publishers/affiliates at the Spanish affiliate network TORO Advertising, which is part of Exogroup. Prior to joining TORO Advertising, from November 2014 to December 2018, Mr. Coronado served as the General Manager of Global Digital Marketing Group, China, where he was responsible for opening the Chinese office in Shanghai. Mr. Santos obtained his Bachelor of Marketing Management (Hons) from Cardiff Metropolitan University in 2010.

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

The members of the Audit Committee are Lim Wai Loong, Dr. Mohamad Zabidi Bin Ahmad and Alberto Coronado Santos, each of whom is an independent director under NASDAQ’s listing standards. Our board of directors has determined that each of Mohamad Zabidi Bin Ahmad, Lim Wai Loong and Alberto Coronado Santos meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mohamad Zabidi Bin Ahmad serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mohamad Zabidi Bin Ahmad qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

The members of the Compensation Committee are Lim Wai Loong, Dr. Mohamad Zabidi Bin Ahmad and Alberto Coronado Santos, each of whom is an independent director under NASDAQ’s listing standards. Lim Wai Loong serves as chairman of the compensation committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Lim Wai Loong, Dr. Mohamad Zabidi Bin Ahmad, and Alberto Coronado Santos. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that such a policy will be adopted by the post-business combination company in connection with a business combination transaction.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 25, 2025 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 25, 2025, we had (i) 2,207,300 publicly-held Class A ordinary shares issued and outstanding, (ii) 532,500 Class A ordinary shares underlying the Placement Private Units, and (iii) 2,875,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 25, 2025.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Evergreen LLC (Our Sponsor)	3,407,500	(2)	67.0%
Liew Choon Lian (1)(2)	3,407,500	(3)	67.0%
Izmet Iskandar Bin Mohd Ramli	-		-
Lim Wai Loong	-		-
Alberto Coronado Santos	-		-
Dr. Mohamad Zabidi Bin Ahmad	-		-
All officers and directors as a group
(5 individuals)	3,407,500		67.0%
Glazer Capital, LLC (3)	697,654		8.69%
Wolverine Asset Management, LLC(4)	598,036		7.45%
Mizuho Financial Group, Inc.(5)	418,896		8.1%
Calamos Market Neutral Income Fund(6)	500,000		9.6%
First Trust Capital Management L.P. (7)	419,756		8.08%
Meteora Capital, LLC(8)	452,010		8.70%

TD Securities (USA) LLC(9)	348,000		6.7%

*	Less than one percent.

(1)	Evergreen LLC, our sponsor, is the record holder of the securities reported herein. Mr. Liew, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Liew disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at Lot 1.02, Level 1, Glo Damansara, 699, Jalan Damansara, Taman Tun Dr. Ismail, 60000 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares and shares underlying the Placement Private Units. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on a Schedule 13G/A filed February 14, 2024. Paul J. Glazer is the Managing Member of Glazer Capital, LLC, and may deemed to have shared voting power over these shares. The address of the business office of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019.

(4)	Based on a Schedule 13G filed on February 8, 2024. The address of the holder is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(5)	Based on a Schedule 13G filed on November 14, 2024. The address of the holder is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

(6)	Based on a Schedule 13G filed on February 12, 2025. The address of the holder is 2020 Calamos Court, Naperville, IL 60563.

(7)	Based on a Schedule 13G/A filed on November 14, 2024. The address of the holder is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(8)	Based on a Schedule G/A filed on February 14, 2025. The address of the holder is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(9)	Based on a Schedule 13G filed on February 13, 2025. The address of the holder is One Vanderbilt Ave, New York, New York 10017.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, officers, directors or their respective affiliates may, but are not obligated to, loan the EVGR funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, EVGR may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2024 and November 30, 2023 there are $1,483,500 and $650,000 outstanding under Working Capital Loan, respectively. EVGR has transferred $121,000 from working capital for extension purpose on January 5, 2024.

Related Party Extensions Loan

On February 7, 2023, EVGR issued an unsecured promissory note to its Sponsor, in the amount of $1,150,000, which amount was deposited into the trust account to extend the available time to complete a business combination to May 11, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if EVGR has not consummated a business combination by May 11, 2023 (or August 11, 2023, if further extended). On April 21, 2023 EVGR issued an unsecured, non-interest bearing promissory note in the principal amount of $50,000 to the Sponsor for working capital purpose. On June 7, 2023, EVGR issued an unsecured, non-interest bearing promissory note in the principal amount of $1,350,000 to the Sponsor for extension and working capital purposes in which $1,150,000 was deposited to the trust account to extend the time of business combination period to August 11, 2023.

On July 18, 2023, EVGR filed the Charter Amendment with Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from August 11, 2023 to August 11, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $160,000 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of EVGR’s amended and restated memorandum and articles of association. On September 21, 2023, EVGR issued an unsecured, non-interest bearing promissory note in the principal amount of $570,000 to the Sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in July and August for extension loans. On September 25, 2023, EVGR issued an unsecured, non-interest bearing promissory note in the principal amount of up to $2,000,000 to the Sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in October, November and December 2023, January, February, March and April 2024, for extension loans.

On May 9, 2024, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the period which it has to complete a business combination by up to nine (9) times for an additional one (1) month each time from May 11, 2024 to February 11, 2025 by depositing into its trust account, for each one-month extension, the lesser of (a) $80,000 and (b) $0.03 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of EVGR’s amended and restated memorandum and articles of association. On September 6, 2024, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $1,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. The Company deposited $80,000 into the Trust Account in May, June, July, August, September, October and November. The total due to the Company for the extension loans as of November 30, 2024 and November 30, 2023 is $4,300,000 and $2,940,000, respectively.

On January 30, 2025, EVGR issued an unsecured, non-interest bearing promissory note in the principal amount of up to $500,000 to the Sponsor for working capital purposes.

Related Party Advances

The Company’s sponsor has advanced $3,801 to the PubCo. The total amount due to related party as of November 30, 2024 and November 30, 2023 is $3,801 and $0, respectively.

In the event our Sponsor, officers, directors and their respective affiliates pay for any expense or liability on behalf of EVGR, then such payments would be accounted for as loan to our Company by our Sponsor, officers, directors or their respective affiliates, as applicable. Our Sponsor, officers, directors and their respective affiliates have not paid any expenses on behalf of EVGR as of the date of this Form 10-K.

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

Audit Fees. For the years ended November 30, 2024 and November 30, 2023, fees for our independent registered public accounting firm were approximately $120,000 and $47,500, respectively, for the services MaloneBailey performed in connection with the audit of our November 30, 2024 and November 30, 2023 financial statements.

Audit-Related Fees. For the years ended November 30, 2024 and November 30, 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended November 30, 2024 and November 30, 2023, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the years ended November 30, 2024 and November 30, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Evergreen Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evergreen Corporation and its subsidiaries (collectively, the “Company”) as of November 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

[DATE]

Evergreen Corporation

Consolidated BALANCE SHEETs

	November 30, 2024	November 30, 2023
ASSETS
Current Assets
Cash	$4,553	$146,933
Prepaid expenses	33,481	44,977
Total Current Assets	38,034	191,910

Cash held in trust account	55,412,140	82,949,890

Total Assets	$55,450,174	$83,141,800

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable – related party	$220,000	$100,000
Accrued expenses	973,989	393,600
Advance by related party	3,801	-
Other payables	6,116	-
Extension loan – related party	4,300,000	2,940,000
Working capital loan – related party	1,483,500	650,000
Total Current Liabilities	6,987,406	4,083,600

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	11,012,406	8,108,600

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 4,663,957 shares (at $11.88 per share) as of November 30, 2024 and 7,495,670 shares (at $11.07 per share) as of November 30, 2023	55,412,140	82,949,890
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at November 30, 2024 and November 30, 2023	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 4,663,957 shares and 7,495,670 shares subject to possible redemption, respectively) at November 30, 2024 and November 30, 2023	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at November 30, 2024, and November 30, 2023	288	288
Additional paid-in capital	-	-
Accumulated deficit	(10,974,713)	(7,917,031)
Total Shareholders’ Deficit	(10,974,372)	(7,916,690)
Total Liabilities and Shareholders’ Deficit	$55,450,174	$83,141,800

The accompanying notes are an integral part of these consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2024	For the Year Ended November 30, 2023

Formation and operating costs	$1,697,682	$1,343,438
Loss from Operations	(1,697,682)	(1,343,438)

Other Income
Interest earned on cash held in trust account	3,466,643	5,016,986
Net Income	$1,768,961	$3,673,548

Weighted average shares outstanding of Class A ordinary shares	6,425,607	10,532,255
Basic and diluted net income per ordinary share	$0.19	$0.27
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net income per ordinary share	$0.19	$0.27

The accompanying notes are an integral part of these consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2024

AND

FOR THE YEAR ENDED NOVEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(3,466,643)	(3,466,643)
Additional amount deposited into trust	-	-	-	-	-	(1,360,000)	(1,360,000)
Net Income	-	-	-	-	-	1,768,961	1,768,961
Balance – November 30, 2024	532,500	$53	2,875,000	$288	$-	$(10,974,713)	$(10,974,372)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,633,593)	$(3,633,252)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(5,016,986)	(5,016,986)
Additional amount deposited into trust ($0.1 per common stock subject to possible redemption)	-	-	-	-	-	(2,940,000)	(2,940,000)
Net Income	-	-	-	-	-	3,673,548	3,673,548
Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

The accompanying notes are an integral part of these consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2024	For the Year Ended November 30, 2023
Cash flows from operating activities:
Net income	$1,768,961	$3,673,548
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,466,643)	(5,016,986)
Changes in operating assets and liabilities:
Prepaid expenses	11,496	66,692
Accounts payable	120,000	86,351
Accrued expenses	580,389	386,100
Advanced by related parties	3,801	-
Other payables	6,116	-
Net cash used in operating activities	(975,880)	(804,295)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	32,364,394	43,058,659
Investment of cash in Trust Account	(1,360,000)	(2,940,000)
Net cash provided by investing activities	31,004,394	40,118,659

Cash flows from financing activities:
Redemption of ordinary shares	(32,364,394)	(43,058,659)
Proceeds from working capital loan	833,500	650,000
Proceeds from extension loan	1,360,000	2,940,000
Net cash used in financing activities	(30,170,894)	(39,468,659)

Net change in cash	(142,380)	(154,295)
Cash at the beginning of the period	146,933	301,228
Cash at the end of the period	$4,553	$146,933

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$3,466,643	$5,016,986
Extension Funds attributable to Common Stock subject to redemption	$1,360,000	$2,940,000

The accompanying notes are an integral part of these consolidated financial statements

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024 and 2023

Note 1 — Description of Organization and Business Operations

Evergreen Corporation (the “Company”) was incorporated in Cayman Islands on October 21, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company is the parent company of Evergreen Merger Corporation (“PubCo”), a Cayman Island exempted company formed on December 19, 2023 (inception). Evergreen Merger Sub Inc. was incorporated in British Virgin Islands on September 2, 2024 and is a wholly-owned subsidiary of PubCo formed to consummate the Business Combination.

As of November 30, 2024, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through November 30, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

If the Company has not completed a Business Combination within 12 months (or 15 months, or 18 months or a longer period, as applicable from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On September 5, 2024, Evergreen Corporation (“EVGR” or the “Company”) entered into the Merger Agreement by and among EVGR, Evergreen Merger Corporation, a Cayman Islands exempted company and wholly owned subsidiary of EVGR (“PubCo”), Evergreen Merger Sub Inc. (“Merger Sub”), a company limited by shares registered in the British Virgin Islands and a wholly-owned subsidiary of PubCo, Forekast Limited., a company limited by shares registered in the British Virgin Islands (“Forekast”), and Forekast International Sdn. Bhd., a company organized under the laws of Malaysia and a wholly owned subsidiary of Forekast (“FISB”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) EVGR will reincorporate in the Cayman Islands by merging with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, Merger Sub will be merged with and into Forekast, resulting in Forekast being a wholly owned subsidiary of PubCo (the “Acquisition Merger” and together with the Reincorporation Merger, the “Business Combination”). In connection with the consummation of the Business Combination, PubCo will be renamed “Forekast Group.”

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

Subsequent to the approval by the shareholders of the Company of the Amendment to EVGR’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 28, 2025, EVGR filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the date by which it has to consummate a business combination up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 (as extended, the “Extended Date”) by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption. In connection with the Charter Amendment, the EVGR’s shareholders elected to redeem an aggregate of 2,456,657 ordinary shares.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated financial statements as of November 30, 2024 and for the years ended November 30, 2024 and November 30, 2023 respectively, are audited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the periods. The accompanying balance sheet as of November 30, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $4,553 and $146,933 in cash as of November 30, 2024 and November 30, 2023, respectively. The Company had no cash equivalents as of November 30, 2024 or November 30, 2023.

Cash Held in Trust Account

As of November 30, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in money market. As of November 30, 2024 and November 30, 2023, there were $55,412,140 and $82,949,890 cash held in the Trust Account.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 30, 2024 and November 30, 2023, 4,663,957 and 7,495,670 Class A Ordinary Shares outstanding are subject to possible redemption respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of November 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Share

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

	Year Ended November 30, 2024	Year Ended November 30, 2023
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$1,222,140	$2,885,807

Denominator: weighted average number of Class A ordinary shares	6,425,607	10,532,255
Basic and diluted net income per redeemable Class A ordinary share	$0.19	$0.27

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$546,821	$787,741

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net income per Class B ordinary share	$0.19	$0.27

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $4,532,887 consist principally of costs incurred in connection with the formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $4,025,000, were charged to additional paid-in capital upon completion of the Initial Public Offering.

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of November 30, 2024 and November 30, 2023:

	Level	November 30, 2024	November 30, 2023
Assets:
Cash and marketable securities held in trust account	1	$55,412,140	$82,949,890

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-07 and the adoption is not expected to have a material impact on its consolidated financial statements.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

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

The holders of the Founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2024 and November 30, 2023 there are $1,483,500 and $650,000 outstanding under Working Capital Loan respectively. During the year ended November 30, 2024, the Company has borrowed $833,500 under Working Capital Loan and during the year ended November 30, 2023 the Company has borrowed $650,000 under such loan.

Advanced by Related Parties

The Company’s sponsor has advanced $3,801 to the PubCo. The total amount due to related party as of November 30, 2024 and November 30, 2023 is $3,801 and $0, respectively.

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

On May 9, 2024, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the period which it has to complete a business combination by up to nine (9) times for an additional one (1) month each time from May 11, 2024 to February 11, 2025 by depositing into its trust account, for each one-month extension, the lesser of (a) $80,000 and (b) $0.03 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of EVGR’s amended and restated memorandum and articles of association. On September 6, 2024, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $1,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. The Company deposited $80,000 into the Trust Account in May, June, July, August, September, October and November. The total due to the Company for the extension loans as of November 30, 2024 and November 30, 2023 is $4,300,000 and $2,940,000, respectively.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support from the date of the Company’s initial public offering until consummation of its initial business combination. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2024 and November 30, 2023, $220,000 and $100,000, respectively, have not been paid to the Sponsor under the Administrative Support Agreement and included in accounts payable.

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Underwriters’ Agreement

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

EVERGREEN CORPORATION

NOTES THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of November 30, 2024 and November 30, 2023, there were 532,500 Class A ordinary shares issued and outstanding (excluding 4,663,957 and 7,495,670 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2024 and November 30, 2023 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue. Based upon this review, the Company identified the following subsequent events:

The Company deposited $80,000 on December 9, 2024 in the Company’s Trust Account to extended the period of time from December 11, 2024 to January 11, 2025 to complete the business combination.

The Company deposited $80,000 on January 10, 2024 in the Company’s Trust Account to extended the period of time from January 11, 2025 to February 11, 2025 to complete the business combination

Subsequent to the approval by the shareholders of the Company of the Amendment to EVGR’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 28, 2025, EVGR filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the date by which it has to consummate a business combination up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 (as extended, the “Extended Date”) by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption. In connection with the Charter Amendment, the EVGR’s shareholders elected to redeem an aggregate of 2,456,657 ordinary shares at a price of approximately $12.00 per share, in an aggregate principal amount of $29,476,971. Following the redemptions, there were 2,207,300 Class A Ordinary Shares outstanding held by public shareholders.

On January 30, 2025, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $500,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose.

On February 12, 2025, EVGR’s securities were suspended on Nasdaq with immediate effect after EVGR gave notice that it would be unable to regain compliance with Nasdaq’s continued listing requirements. On February 12, 2025, EVGR Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. EVGR’s Class A ordinary shares, warrants and units are listed under the symbols “EGSVF,” “EGRVF,” and “EGUVF,” respectively.

The Company deposited $110,365 on February 10, 2025 in the Company’s Trust Account to extend the period of time from February 11, 2025 to March 11, 2025 to complete the business combination.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of September 5, 2024, by and among Evergreen Corporation, Evergreen Merger Corporation, Evergreen Merger Sub Inc., Forekast Limited., and Forekast International Sdn. Bhd. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on August 11, 2024).

3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on February 3, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 11, 2022).
4.4	Warrant Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended November 30, 2024 filed by the Registrant on March 3, 2023).
10.1	Investment Management Trust Agreement, dated as of February 8, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.2	Registration Rights Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.4	Letter Agreement, dated as of February 8, 2022, among the Company, Evergreen LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.5	Administrative Services Agreement, dated as of February 8, 2022, between the Company and Evergreen LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.6	Indemnification Agreement, dated as February 8, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on February 14, 2022).
10.7	Form of Holdings Shareholder Support Agreement by and among Evergreen Corporation, the majority shareholders of Forekast Limited. and Forekast Limited. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on September 11, 2024).
10.8	Form of Parent Sponsor and Shareholder Support Agreement by and between Forekast Limited., Evergreen Corporation, Evergreen LLC and certain shareholders of Evergreen LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on September 11, 2024).
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on September 11, 2024).
10.10

Amendment to the Investment Management Trust Agreement, dated January 28, 2025, by and between EVGR and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Registrant on February 3, 2025).

10.11	Promissory Note, dated February 7, 2023, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.12	Promissory Note, dated June 7, 2023, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.13	Promissory Note, dated April 21, 2023, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.14	Promissory Note, dated September 21, 2023, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.15	Promissory Note, dated September 25, 2023, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.16	Promissory Note, dated September 6, 2024, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
10.17	Promissory Note, dated January 30, 2025, issued to Evergreen LLC by EVGR (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form F-4 filed by the Registrant on February 11, 2025).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Evergreen Corporation Clawback Policy (incorporated by reference to Exhibit 97.1 filed with the Annual Report on Form 10-K filed by the Registrant on February 28, 2024).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERGREEN CORPORATION
Dated: February 28, 2025
	By:	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liew Choon Lian	Chief Executive Officer and Chairman	February 28, 2025
Liew Choon Lian	(Principal Executive Officer)

/s/ Izmet Iskandar Bin Mohd Ramli	Chief Financial Officer and Director	February 28, 2025
Izmet Iskandar Bin Mohd Ramli	(Principal Accounting and Financial Officer)

/s/ Lim Wai Loong	Director	February 28, 2025
Lim Wai Loong

/s/ Alberto Coronado Santos	Director	February 28, 2025
Alberto Coronado Santos

/s/ Dr. Mohamad Zabidi Bin Ahmad	Director	February 28, 2025
Dr. Mohamad Zabidi Bin Ahmad

27