Form 10-K/A
period 2024-11-30
Evergreen Corp
filed 2025-03-05
CIK 1900402

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Evergreen Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended November 30, 2024 (the “Original Form 10-K”), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2025. The purpose of this Amendment No.1 is to amend the report of independent registered public accounting firm included in the Original Form 10-K in order to correct the date of such report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act and pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

Houston, Texas

February 28, 2025

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
Dated: March 5, 2025
	By:	/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liew Choon Lian	Chief Executive Officer and Chairman	March 5, 2025
Liew Choon Lian	(Principal Executive Officer)

/s/ Izmet Iskandar Bin Mohd Ramli	Chief Financial Officer and Director	March 5, 2025
Izmet Iskandar Bin Mohd Ramli	(Principal Accounting and Financial Officer)

/s/ Lim Wai Loong	Director	March 5, 2025
Lim Wai Loong

/s/ Alberto Coronado Santos	Director	March 5, 2025
Alberto Coronado Santos

/s/ Dr. Mohamad Zabidi Bin Ahmad	Director	March 5, 2025
Dr. Mohamad Zabidi Bin Ahmad

27