Form 10-Q
period 2025-02-28
Evergreen Corp
filed 2025-04-15
CIK 1900402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares	EGUVF	OTC Pink
Warrants	EGSVF	OTC Pink
Units	EGRVF	OTC Pink

As of April 12, 2025, there were 2,739,800 Class A ordinary shares, par value $0.0001, and 2,875,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

EVERGREEN CORPORATION

Quarterly Report on Form 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Evergreen Corporation

Consolidated BALANCE SHEETs

(UNAUDITED)

	February 28, 2025	November 30, 2024
ASSETS
Current Assets
Cash	$10,576	$4,553
Prepaid expenses	30,323	33,481
Total Current Assets	40,899	38,034

Cash held in trust account	26,693,780	55,412,140

Total Assets	$26,734,679	$55,450,174

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable – related party	$250,000	$220,000
Accrued expenses	992,608	973,989
Advance by related party	3,801	3,801
Other payables	-	6,116
Extension loan – related party	4,570,365	4,300,000
Working capital loan – related party	1,848,500	1,483,500
Total Current Liabilities	7,665,274	6,987,406

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	11,690,274	11,012,406

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 2,207,300 shares (at $12.09 per share) as of February 28, 2025 and 4,663,957 shares (at $11.88 per share) as of November 30, 2024	26,693,780	55,412,140
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at February 28, 2025 and November 30, 2024	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 2,207,300 shares and 4,663,957 shares subject to possible redemption, respectively) at February 28, 2025 and November 30, 2024	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at February 28, 2025, and November 30, 2024	288	288

Additional paid-in capital	-	-
Accumulated deficit	(11,649,716)	(10,974,713)
Total Shareholders’ Deficit	(11,649,375)	(10,974,372)
Total Liabilities and Shareholders’ Deficit	$26,734,679	$55,450,174

The accompanying notes are an integral part of these unaudited consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024

Formation and operating costs	$404,638	$246,392
Loss from Operations	(404,638)	(246,392)

Other Income
Interest earned on cash held in trust account	488,246	1,080,085
Net Income	$83,608	$833,693

Weighted average shares outstanding of Class A ordinary shares	4,303,127	8,028,170
Basic and diluted net income per ordinary share	$0.01	$0.08
Weighted average shares outstanding of Class B ordinary share	2,875,000	2,875,000
Basic and diluted net income per ordinary share	$0.01	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025

AND

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2024	532,500	$53	2,875,000	$288	$-	$(10,974,713)	$(10,974,372)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(488,246)	(488,246)
Additional amount deposited into trust	-	-	-	-	-	(270,365)	(270,365)
Net Income	-	-	-	-	-	83,608	83,608
Balance – February 28, 2025	532,500	$53	2,875,000	$288	$-	$(11,649,716)	$(11,649,375)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – November 30, 2023	532,500	$53	2,875,000	$288	$-	$(7,917,031)	$(7,916,690)

Re-measurement for common stock to redemption amount	-	-	-	-	-	(1,080,085)	(1,080,085)
Additional amount deposited into trust	-	-	-	-	-	(480,000)	(480,000)
Net Income	-	-	-	-	-	833,693	833,693
Balance – February 29, 2024	532,500	$53	2,875,000	$288	$-	$(8,643,423)	$(8,643,082)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Evergreen Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024
Cash flows from operating activities:
Net income	$83,608	$833,693
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(488,246)	(1,080,085)
Changes in operating assets and liabilities:
Prepaid expenses	3,158	27,926
Accounts payable	30,000	30,000
Accrued expenses	18,619	107,690
Other payables	(6,116)	-
Net cash used in operating activities	(358,977)	(80,776)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	29,476,971	-
Investment of cash in Trust Account	(270,365)	(480,000)
Net cash provided by (used in) investing activities	29,206,606	(480,000)

Cash flows from financing activities:
Redemption of ordinary shares	(29,476,971)	-
Proceeds from working capital loan	365,000	80,000
Transfer to extension loan	-	(121,000)
Proceeds from extension loan	270,365	480,000
Net cash used in financing activities	(28,841,606)	(439,000)

Net change in cash	6,023	(121,776)
Cash at the beginning of the period	4,553	146,933
Cash at the end of the period	$10,576	$25,157

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of Common Stock subject to redemption	$488,246	$1,080,085
Extension Funds attributable to Common Stock subject to redemption	$270,365	$480,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2025

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

As of February 28, 2025, the Company had not commenced any operations. All activity for the period from October 21, 2021 (inception) through February 28, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

Subsequent to the approval by the shareholders of the Company of the Amendment to EVGR’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 28, 2025, EVGR filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the date by which it has to consummate a business combination up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 (as extended, the “Extended Date”) by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption. In connection with the Charter Amendment, the EVGR’s shareholders elected to redeem an aggregate of 2,456,657 ordinary shares or $29,476,971 in  connection with the Charter Amendment.

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

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The consolidated financial statements as of February 28, 2025 and for the three months ended February 28, 2025 and February 29, 2024 respectively, are unaudited. In the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the periods. The accompanying balance sheet as of November 30, 2024, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended November 30, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $10,576 and $4,553 in cash as of February 28, 2025 and November 30, 2024, respectively. The Company had no cash equivalents as of February 28, 2025 or November 30, 2024.

Cash Held in Trust Account

As of February 28, 2025 and November 30, 2024, substantially all of the assets held in the Trust Account were held in money market. As of February 28, 2025 and November 30, 2024, there were $26,693,780 and $55,412,140 cash held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

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

As of February 28, 2025 and November 30, 2024, 2,207,300 and 4,663,957 Class A Ordinary Shares outstanding are subject to possible redemption respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of February 28, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$50,121	$613,861

Denominator: weighted average number of Class A ordinary shares	4,303,127	8,028,170
Basic and diluted net income per redeemable Class A ordinary share	$0.01	$0.08

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$33,487	$219,832

Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net income per Class B ordinary share	$0.01	$0.08

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of February 28, 2025 and November 30, 2024:

	Level	February 28, 2025	November 30, 2024
Assets:
Cash held in trust account	1	$26,693,780	$55,412,140

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted ASU 2023-07 since December 1, 2024. ASU 2023-07 only impacted the disclosures and did not impact the consolidated statements. See Note 8, “Segment Information” for disclosures related to the adoption of ASU 2923-07.

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

EVERGREEN CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2025 and November 30, 2024 there are $1,848,500 and $1,483,500 outstanding under Working Capital Loan respectively. During the three months ended February 28, 2025, the Company has borrowed $365,000 under Working Capital Loan and during the three months ended February 29, 2024 the Company has borrowed $80,000 under such loan and transferred $121,000 from working capital for extension purpose on January 10, 2024.

Advanced by Related Parties

The Company’s sponsor has advanced $3,801 to the PubCo. The total amount due to related party as of February 28, 2025 and November 30, 2024 is $3,801 and $3,801, respectively.

Extension Loan

On July 18, 2023, the Company filed the Charter Amendment with Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from August 11, 2023 to August 11, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $160,000 and (b) $0.055 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association. On September 21, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of $570,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. On September 25, 2023, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $2,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. $160,000 was deposited into the trust account in October, November and December 2023, $480,000 was deposited into the trust account during the three months ended February 29, 2024.

On May 9, 2024, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the period which it has to complete a business combination by up to nine (9) times for an additional one (1) month each time from May 11, 2024 to February 11, 2025 by depositing into its trust account, for each one-month extension, the lesser of (a) $80,000 and (b) $0.03 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of EVGR’s amended and restated memorandum and articles of association. On September 6, 2024, the Company issued an unsecured, non-interest bearing promissory note in the principal amount of up to $1,000,000 to Evergreen LLC, the Company’s sponsor for extension and working capital purpose. The Company deposited $80,000 into the Trust Account in both December 2024 and January 2025.

On January 28, 2025, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. Pursuant to the Charter Amendment, EVGR has the right to extend the date by which it has to consummate a business combination up to six (6) times for an additional one (1) month each time from February 11, 2025 to August 11, 2025 (as extended, the “Extended Date”) by depositing into the trust account, for each one-month extension, $0.05 for each Class A ordinary share issued and outstanding after giving effect to the redemption. The Company deposited $110,365 into the Trust Account in February, March and April 2025. The total due to the Company for the extension loans as of February 28, 2025 and November 30, 2024 is $4,570,365 and $4,300,000.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support from the date of the Company’s initial public offering until consummation of its initial business combination. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 28, 2025 and November 30, 2024, $250,000 and $220,000, respectively, have not been paid to the Sponsor under the Administrative Support Agreement and included in accounts payable.

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

EVERGREEN CORPORATION

NOTES THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 28, 2025 and November 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of February 28, 2025 and November 30, 2024, there were 532,500 Class A ordinary shares issued and outstanding (excluding 2,207,300 and 4,663,957 shares subject to possible redemption, respectively).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of February 28, 2025 and November 30, 2024 there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Note 8 – Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer and Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024
Formation and Operating Costs	$404,638	$246,392

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Business Combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 9 – Subsequent Events

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

On March 7, 2025, the Company issued an unsecured amended and restated convertible promissory note (the “Sponsor Promissory Note”) to fund the Company’s working capital needs of the Sponsor in the principal amount of $7,120,000. The Sponsor Promissory Note amended and replaced all of the Company’s promissory notes previously issued to the Sponsor.

On March 11, 2025, the Company deposited $110,365 to the Trust Account to extend the period of time from March 11, 2025 to April 11, 2025 to complete the business combination.

On April 9, 2025, the Company deposited $110,365 to the Trust Account to extend the period of time from April 11, 2025 to May 11, 2025 to complete the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 28, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2025, we had a net income of $83,608, which consists of formation and operating costs of $404,638, and interest earned on investments held of $488,246. For the three months ended February 29, 2024, we had a net income of $833,693, which consists of formation and operating costs of $246,392, and interest earned on investments held of $1,080,085.

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

For the three months ended February 28, 2025, cash used in operating activities was $358,977 and for the three months ended February 29, 2024, the cash used in operating activities was $80,776.

As of February 28, 2025, we had investments of $26,693,780 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the three months end February 28, 2025, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2025, we had cash of $10,576 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. As of February 28, 2025 and November 30, 2024, the company has borrowed $1,848,500 and $1,483,500 under working capital loan respectively. The Company has transferred $121,000 for extension purpose on January 10 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 28, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 28, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on March 5, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

EVERGREEN CORPORATION

Dated: April 15, 2025		/s/ Liew Choon Lian
	Name:	Liew Choon Lian
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2025		/s/ Izmet Iskandar Bin Mohd Ramli
	Name:	Izmet Iskandar Bin Mohd Ramli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

